Form 10-K
period 2002-12-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2003-03-31
CIK 1219808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2002

                                   ----------


                        BRAND INTERMEDIATE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                            1700                       13-3909682
(State or other jurisdiction of     (Primary standard industrial        (I.R.S. Employer
 incorporation or organization)      classification code number)       Identification No.)

                                   ----------


                       15450 SOUTH OUTER HIGHWAY 40, #270
                          CHESTERFIELD, MISSOURI 63017
                                 (636) 519-1000
   (Address, including zip code, and Telephone Number, including area code, of
                    Registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                        Yes [ ]             No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

         No market exists for the Common Stock of Brand Intermediate Holdings, Inc. All of the outstanding shares of Common Stock are held by Brand Holdings LLC.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
                   CLASS                                  MARCH 15, 2003
                   -----                                  --------------
    BRAND INTERMEDIATE HOLDINGS, INC..
       COMMON STOCK, $0.01 PAR VALUE                       1,000 SHARES

          STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

         This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management's discussion and analysis of financial condition and results of operation in Item 7 of this report


ITEM 1. BUSINESS (DOLLARS IN THOUSANDS)

General

Company History and Structure

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand" or "Brand Intermediate") are 100% owned by Brand Holdings LLC ("the "LLC"). As of December 31, 2002, the voting equity interests of the LLC are owned 76.7% by J. P. Morgan Partners and its affiliates ("JPMP"), and 23.3% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. ("DLJ Brand"). DLJ Brand is also referred to as the "Predecessor" company.

On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., a wholly-owned subsidiary of the LLC. The merged entity was renamed Brand Intermediate Holdings, Inc. The total amount of consideration paid in the merger, including payment of transaction costs incurred by the buyer, was approximately $524.4 million. The following events occurred in connection with the Acquisition:

         o an investment in the LLC made by affiliates of JPMP and other equity investors, totaling $220.0 million.

         o our borrowing of $130.0 million in term loans under a new Credit Facility (the "Credit Facility"). The Credit Facility also includes a $50.0 million revolving credit facility, and a $20.0 million letter of credit facility;

         o an issuance to JPMP and certain selling stockholders of DLJ Brand by Brand Intermediate of $35.0 million aggregate principal amount of 13% senior subordinated pay-in-kind notes due 2013 and by the LLC of warrants to purchase its common equity interests; and

         o our issuance of the $150.0 million of 12% Senior Subordinated Notes due 2012 ("Senior Notes").

         o The payoff and redemption of our Old Credit Facility (the "Old Credit Agreement"), our old 10-1/4 % Senior Notes due 2008 (the "Old Senior Notes"), our old 7.03% Subordinated Note (the "Old Subordinated Note"), and our old 14.5% Senior Exchangeable Preferred Stock (the "Old Preferred Stock").

All of the above events are referred to as the "Transaction."

In connection with the Transaction, all of our assets and liabilities were recorded at their fair values. Accordingly, the accounting for certain operating expenses was affected by the Transaction. In the following discussion, certain items, such as revenues, for 2002 are discussed on a year-to-date basis because the accounting for these items was not impacted by the Transaction. However, the discussion of operating expenses is divided between the period from January 1, 2002 through October 16, 2002, and the period from October 17, 2002 through December 31, 2002, as some of these items were impacted by the Transaction.

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the periods indicated below, were as follows (in thousands):

                                            Predecessor
                             ------------------------------------------
                                                        January 1, 2002      October 17, 2002
                                                           through               through
                               2000         2001       October 16, 2002     December 31, 2002
                             --------     --------     ----------------     -----------------
Revenue                      $264,066     $305,089     $        290,473     $          79,296
Operating income               21,123       30,012               31,703                 3,985
Total assets                  246,249      257,436                                    605,738

Description of Business

We are the largest North American provider of scaffolding services. Our services in the industrial scaffolding market facilitate access to tall structures that require on-going maintenance, periodic overhauls, or turnarounds, and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our scaffolding services in the commercial market primarily serve the non-residential building construction and renovation markets. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding, scaffolding design services and the sale of scaffolding equipment. We deliver our services through an extensive field service organization of between 3,900 and 4,900 team members in 45 field offices located throughout the United States and two in Canada.

Approximately 76%, 78%, and 82%, of our 2000, 2001, and 2002, respective revenues were attributable to ongoing maintenance, overhauls and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts with a duration ranging from two to five years. Overhauls, which are necessary to maintain the safety and efficiency of most industrial facilities, occur every one to four years depending on the industry and the type of overhaul being performed. We believe that the necessity for on-going maintenance and periodic overhauls provides us with a stable, recurring revenue base.

Our customers include major integrated oil companies, independent refiners, large chemical and petrochemical companies, utilities, pulp and paper producers, and large engineering and construction firms. One customer accounted for $40.3 million, or 11%, of our revenues for the year (combined twelve months) ended December 31, 2002. Another customer accounted for $34.0 million, or 13%, and $32.5 million, or 11%, or our revenues for the years ended December 31, 2000 and 2001, respectively. The loss of these customers could have a material adverse effect on the Company's revenues and results of operations.

We believe our position as the largest supplier of industrial scaffolding services provides us with a number of competitive advantages including:

         o    the ability to offer national coverage to large customers;

         o the ability to provide required personnel and scaffolding to process major turnarounds and unanticipated plant outages;

         o higher asset use through the shifting of assets across regions and across our large customer base;

         o    purchasing leverage with scaffolding manufacturers; and

         o comprehensive safety training programs which have resulted in an accident incident rate which is well below the industry average and have enabled us to reduce insurance costs and accident-related expenses.

Our size also enables us to maintain our own design department that specializes in the custom design of industrial scaffolding. We use our design department to assure a safe structure that complies with national, state, and local codes to minimize the amount of scaffolding used and to maximize labor efficiency, thereby providing us with a competitive advantage.

Effects of Seasonality and Cyclicality

The market for industrial scaffolding services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for overhauls during the spring and fall. Similar seasonal patterns are evidenced for utilities. Conversely, non-residential building construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third quarters.

We may be able to take advantage of differing seasonal patterns in other markets we service, such as the commercial scaffolding market, but seasonality may still lead to:

         o    low inventory use during periods of low demand;

         o a lesser ability to adequately service all of our customers during periods of high demand;

         o    price fluctuations; and

         o    periods of low cash flow.

Historically, the market for industrial scaffolding services has experienced a degree of cyclicality. In particular, demand for nonresidential construction and capital projects is highly cyclical. In addition, when refining products are in high demand or the price of pulp is high, refineries and pulp and paper mills often delay overhauls. It does not appear that any areas of our business exhibit a significant degree of counter-cyclicality that would offset these effects. Any sustained downturn in our end-markets could have a material adverse effect on our Company because it will negatively impact our sales and lower our asset utilization.

The Industry and Competition

The Company is the largest North American provider of scaffolding services. We currently face competition from other existing scaffolding service providers, including entities providing substantially similar services, some of which have significantly greater resources than us. We also compete with larger engineering and construction firms. While we believe that we currently have a strong position in the industrial scaffolding market, we cannot assure that we will be able to increase or maintain our market share.

The scaffolding industry provides services to the industrial market and the commercial market, each of which requires different types of scaffolding equipment and levels of expertise. Industrial applications generally require systems scaffolding, which is highly versatile, can be quickly erected and dismantled, is capable of conforming to irregularly shaped structures and requires a higher level of skill to erect and dismantle. Commercial applications generally require frame and brace scaffolding, which is less versatile and requires a lower level of expertise.

Industrial Market

The North American industrial scaffolding market is approximately $1 billion and is serviced predominantly by scaffolding specialists such as Brand. We estimate that in 2002, the top five scaffolding specialists service almost 46% of the total industrial scaffolding market.

Industrial customers use scaffolding for on-going maintenance, periodic overhauls and capital projects. Among industrial applications, maintenance represents approximately 74% and turnarounds represent approximately 26% of the market. Since overhauls and capital projects may require the complete shutdown of a facility, which results in the loss of substantial revenue per day, speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as scaffolding contractor accident incidents are counted against a facility's safety record and may cause increases in both insurance premiums and attention by the Occupational Safety and Health Administration ("OSHA").

Commercial Market

In North America, commercial scaffolding is used primarily in nonresidential building construction and renovation projects. Commercial applications are generally characterized by regularly shaped structures with few contoured or angled surfaces. Due to the simple shapes required, commercial jobs generally utilize frame and brace scaffolding, a less versatile type of equipment which is not suited to industrial applications. Commercial scaffolding requires a less skilled work force and has historically been less focused on safety issues. As a result, many contractors have in the past chosen to utilize in-house scaffolding services, and the balance of the market has historically been highly fragmented with low barriers to entry. During the last five years, however, contractors have increasingly outsourced their scaffolding needs, primarily due to greater scrutiny by OSHA on commercial job sites, labor shortages and an increase in relatively more complex renovation activity. While scaffolding providers have historically only provided scaffolding equipment, as outsourcing has increased, contractors have increasingly sought scaffold providers who provide both equipment and labor. In determining to outsource their scaffolding needs, contractors generally choose a scaffold provider based on reputation, customer service, safety, price, speed and reliability.

Employees and Dependence on Labor

Brand typically employs between 3,900 to 4,900 team members, of which approximately 32% are represented by a labor union. While we have excellent relations with these unions and while we have experienced no material work stoppages during the past six years, we cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our team members.

Our business has a high labor content and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. The availability of labor can vary depending on market conditions. While we have been successful in hiring workers for our projects and we do not believe that the availability of labor has had a material adverse effect on our financial performance, we cannot assure that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could have an adverse effect on the Company.

ITEM 2. PROPERTIES

We operate facilities in 46 locations (45 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at our field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near our customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 39 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our outstanding common stock is held by the LLC and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data for DLJ Brand (the Predecessor company) for the years ended December 31, 1998, 1999, 2000, and 2001, and for the period from January 1, 2002 through October 16, 2002 and for Brand Intermediate Holdings, Inc. for the period from October 17, 2002 through December 31, 2002, and has been derived from the audited financial statements. The information as of December 31, 2002 and for the period from October 17, 2002 through December 31, 2002 may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.

                                                                                                              Brand
                                                                                                           Intermediate
                                                    DLJ Brand Holdings, Inc. (Predecessor)                 Holdings, Inc.
                                     ----------------------------------------------------------------    -----------------
                                                 Year Ended December 31,              January 1, 2002     October 17, 2002
                                     --------------------------------------------        through              through
                                       1998        1999        2000        2001      October 16, 2002    December 31, 2002
                                     --------    --------    --------    --------    ----------------    -----------------
                                                                      (Dollars in Thousands)
INCOME STATEMENT DATA:

Revenue                              $205,304    $218,916    $264,066    $305,089    $        290,473    $          79,296
Operating expenses                    157,673     171,630     203,689     232,292             218,480               65,303
                                     --------    --------    --------    --------    ----------------    -----------------
      Gross profit                     47,631      47,286      60,377      72,797              71,993               13,993

Selling and administrative
   expenses                            29,580      31,562      39,254      42,785              32,502               10,008
Non-cash compensation                      --          --          --          --               2,491                   --
Transaction expenses                       --          --          --          --               5,297                   --
                                     --------    --------    --------    --------    ----------------    -----------------

Operating income                       18,051      15,724      21,123      30,012              31,703                3,985

Interest expense                       18,880      19,131      22,052      22,750              15,525                7,105
Loss on debt extinguishment             4,329          --          --          --                  --                   --
Interest income                          (249)       (159)        (95)       (609)               (151)                (159)
Accretion of preferred stock
   dividends of subsidiary              4,767       5,497       6,338       7,308               6,576                   --
                                     --------    --------    --------    --------    ----------------    -----------------
Income (loss) before
   provision for income tax            (9,676)     (8,745)     (7,172)        563               9,753               (2,961)

Provision (benefit) for income tax         --          --          --          --               1,335               (1,116)
                                     --------    --------    --------    --------    ----------------    -----------------

      Net income (loss)              $ (9,676)   $ (8,745)   $ (7,172)   $    563    $          8,418    $          (1,845)
                                     ========    ========    ========    ========    ================    =================
OTHER DATA:
Adjusted EBITDA (1)                  $ 34,560    $ 39,493    $ 46,542    $ 56,628    $         57,962    $          13,115

Net cash provided by (used for):

    Operating activities               22,957      17,519      19,494      29,441              36,219                8,449
    Investing activities              (21,080)    (19,468)    (39,517)    (20,564)            (10,182)            (527,648)
    Financing activities                 (969)       (932)     22,918         644             (34,813)             520,132

Depreciation and amortization          16,509      23,769      25,419      26,616              18,303                9,130
Cash interest expense (2)              17,005      17,035      19,869      20,251              13,280                5,678

Capital expenditures                   25,519      23,452      32,234      19,635              12,821                3,708
Ratio of earnings to fixed
   charges and preferred stock
   dividends (3)                         0.8x        0.7x        0.8x        1.0x                1.4x                 0.6x

                                                                                     December 31
                                                          ------------------------------------------------------------------
                                                             1998          1999          2000          2001          2002
                                                          ----------    ----------    ----------    ----------    ----------
                                                                                (Dollars in Thousands)
BALANCE SHEET DATA:

Working capital                                           $   12,080    $    5,553    $    9,757    $   22,542    $   35,850
Total assets                                                 211,060       210,872       246,249       257,436       605,738
Long-term debt (including current portion and revolving
   loan)                                                     165,633       165,966       191,594       195,510       307,732
Notes payable and capital lease obligation (including
   current portion)                                            5,007         4,402         6,276         4,917         2,708
14.5% senior exchangeable preferred stock                     35,907        41,404        47,742        55,050            --
Stockholder's equity (deficit)                               (21,616)      (29,474)      (37,343)      (36,857)      221,793

(1)  Adjusted EBITDA is EBITDA, which we define for this purpose, as net income
     (loss) before interest, income taxes, depreciation and amortization, accretion of preferred stock dividends of subsidiary, adjusted for the period from January 1, 2002 through October 16, 2002 to exclude $2.5 million of non-cash compensation expense related to the issuance of stock options, $5.3 million of transaction expenses, and $0.2 million of the write-down of the cash surrender value of a split dollar life insurance policy of one of our officers. We present EBITDA because management believes it provides useful information regarding a company's ability to service and/or incur debt and is used by some investors, analysts and others to make informed investment decisions. Our management uses EBITDA to evaluate our operating performance, to allocate resources and capital to our business operations and as a measure of performance for incentive compensation purposes. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance, profitability or liquidity prepared in accordance with accounting principles generally accepted in the United States. Our method for calculating EBITDA may not be comparable to methods used by other companies. A reconciliation of pretax income under generally accepted accounting principles to EBITDA and adjusted EBITDA follows:

                                                              Predecessor
                                   ------------------------------------------------------------------
                                            Fiscal Year Ended December 31,            January 1, 2002     October 17, 2002
                                     --------------------------------------------        through             through
                                       1998       1999        2000        2001       October 16, 2002    December 31, 2002
                                     --------    --------    --------    --------    ----------------    -----------------
Pretax income                        $ (5,347)   $ (8,745)   $ (7,172)   $    563    $          9,753    $          (2,961)
Depreciation and amortization
  expense                              16,509      23,769      25,419      26,616              18,303                9,130
Interest expense                       18,880      19,131      22,052      22,750              15,525                7,105
Interest income                          (249)       (159)        (95)       (609)               (151)                (159)
Accretion of preferred stock
  dividends                             4,767       5,497       6,338       7,308               6,576                   --
                                     --------    --------    --------    --------    ----------------    -----------------
     EBITDA                            34,560      39,493      46,542      56,628              50,006               13,115
Non-cash compensation                      --          --          --          --               2,491                   --
Write-down of cash surrender value         --          --          --          --                 168                   --
Transaction expenses                       --          --          --          --               5,297                   --
                                     --------    --------    --------    --------    ----------------    -----------------
     Adjusted EBITDA                 $ 34,560    $ 39,493    $ 46,542    $ 56,628    $         57,962    $          13,115
                                     ========    ========    ========    ========    ================    =================

(2) Cash interest expense represents total interest expense less amortization of deferred financing fees, amortization of the discounts on long-term debt, accretion of the $35.0 million, 13% Senior Subordinated Pay-in-Kind Notes due 2013 (the "Holdings Notes") and accretion of the Old Subordinated Note. Amortization of deferred financing fees were $724, $722, $545, $546, $433, and $380 for the years ended December 31, 1998, 1999, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002, and from October 17, 2002, through December 31, 2002, respectively. Amortization of the discount of long-term debt was $84 for the period from October 17, 2002 through December 31, 2002. Accretion of the Holdings Notes was $963 for the period from October 17, 2002 through December 31, 2002. Accretion of the Old Subordinated Note was $1,151, $1,374, $1,638, $1,953, and $1,812 for
     the years ended December 31, 1998, 1999, 2000 and 2001 and the period from January 1, 2002 through October 16, 2002.

(3) For the purposes of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness plus the interest portion of rental expense on noncancelable leases, amortization of debt issuance costs and accretion of preferred stock dividends. The deficiency of earnings to cover fixed charges for the years ended December 31, 1998, 1999, and 2000 and for the period from October 17, 2002 through December 31, 2002, were $5,347, $8,745, $7,172 and
     $2,961, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Overview

The Company is the largest North American provider of scaffolding services and operates in the industrial and commercial scaffolding markets. The Company provides turnkey services that include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also sells a small amount of scaffolding.

Our services in the industrial scaffolding segment facilitate access to tall, often irregular-shaped structures that require ongoing maintenance, periodic overhauls and capital projects related to capacity additions and regulatory compliance, principally in the refining, petrochemical, chemical, electric utility and pulp and paper industries. Our services in the commercial scaffolding segment primarily serve the non-residential building construction market. Each job type derives revenue from one or more of the following sources:
(1) the provision of labor for the design, erection and dismantlement of scaffolding, (2) rental of scaffolding equipment and (3) sales of new and used scaffolding equipment.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes also include net operating loss carryforwards primarily due to the accelerated depreciation of our scaffolding equipment over book depreciation. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance when it is more likely than not such assets will not be recovered, taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. As of December 31, 2000, we had a valuation allowance of $10.9 million. During the year ended December 31, 2001, the valuation allowance was reduced by $3.3 million, reducing our effective tax rate and total income tax expense to zero. As of December 31, 2001, we had a valuation allowance of $7.6 million. During the period from January 1, 2002 through October 16, 2002, the valuation allowance on deferred tax assets was reduced to $0 as we determined that it is more likely than not that all deferred tax assets would be realized based upon year-to-date operating results and anticipated operating results of future periods.

As part of our ongoing business, we make payments for workers' compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. While we believe our liabilities for workers' compensation and health benefit claims of $13.6 million as of December 31, 2002, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Prior to the Transaction we used the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees," to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the period from January 1, 2002 through October 16, 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of the grant. Estimated fair values were determined by using the valuation inherent in our sale to JPMP as this transaction provided independent third-party evidence of the fair value of the underlying stock. For periods prior to 2002, the fair value of the underlying stock was determined by our board of directors based upon a multiple of EBITDA, as this provided the best available evidence at that time.

Acquisitions

In December 2001, the Company purchased the scaffolding business of United Rentals, Inc. for an aggregate purchase price of $3.8 million in cash and $0.5 million in note payable that was entirely allocated to property and equipment. The purchase price approximated the fair market value of the assets purchased. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of acquisition.

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. Each of the above acquisitions was accounted for using the purchase method of accounting, and accordingly have been included in the financial statements from the respective date of acquisition.

Revenues

Approximately 76%, 78%, and 82% of the Company's 2000, 2001, and 2002, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities.

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in the Company's quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

Revenues from capital projects involving the industrial scaffold market, which represented approximately 6%, 14%, and 26% of our 2000, 2001, and 2002 revenues, respectively, resulted from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company's results of operations.

Commercial scaffolding revenues, which represented approximately 24%, 22%, and 18% of 2000, 2001, and 2002 revenues, respectively, are related to the level of nonresidential construction and renovation.

The Company's business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

The following discussion of results of operations is presented for the years ended December 31, 2000, and 2001, and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002.

Results of Operations

                     Summary of Historical Financial Results
                                 (In thousands)

                                                                                             Brand Intermediate
                                             DLJ Brand Holdings, Inc. (Predecessor)             Holdings, Inc.
                                        ------------------------------------------------     ------------------
                                          Year Ended December 31         January 1, 2002       October 17, 2002
                                        --------------------------          through                through
                                             2000          2001         October 16, 2002      December 31, 2002
                                        ----------      ----------      ----------------     ------------------
Income Statement Data:
Revenue:
  Labor                                 $  189,891      $  226,099      $        222,312      $          62,823
  Equipment rental                          67,060          68,130                59,951                 14,886
  Equipment sales                            7,115          10,860                 8,210                  1,587
                                        ----------      ----------      ----------------      -----------------
Total revenue                              264,066         305,089               290,473                 79,296
Operating expenses:
  Labor                                    155,081         182,672               179,579                 52,575
  Equipment rental                          27,412          26,042                20,410                  8,260
  Equipment sales                            4,827           6,853                 5,455                  1,067
  Divisional operating expenses             16,369          16,725                13,036                  3,401
                                        ----------      ----------      ----------------      -----------------
Total operating expenses                   203,689         232,292               218,480                 65,303
                                        ----------      ----------      ----------------      -----------------
         Gross profit                       60,377          72,797                71,993                 13,993

Selling and administrative expenses         39,254          42,785                32,502                 10,008
Non-cash compensation                           --              --                 2,491                     --
Transaction expenses                            --              --                 5,297                     --
                                        ----------      ----------      ----------------      -----------------
         Operating income                   21,123          30,012                31,703                  3,985

Interest expense                            22,052          22,750                15,525                  7,105
Interest income                                (95)           (609)                 (151)                  (159)
Accretion of preferred stock
    dividends of subsidiary                  6,338           7,308                 6,576                     --
                                        ----------      ----------      ----------------      -----------------
    Income (loss) before provision
    (benefit) for income tax                (7,172)            563                 9,753                 (2,961)

Provision (benefit) for income tax              --              --                 1,335                 (1,116)
                                        ----------      ----------      ----------------      -----------------
    Net income (loss)                   $   (7,172)     $      563      $          8,418      $          (1,845)
                                        ==========      ==========      ================      =================
Other Data:
Adjusted EBITDA (1)                     $   46,542      $   56,628      $         57,962      $          13,115
                                        ==========      ==========      ================      =================
Net cash provided by (used for):

         Operating activities           $   19,494      $   29,441      $         36,219      $           8,449
         Investing activities              (39,517)        (20,564)              (10,182)              (527,648)
         Financing activities               22,918             644               (34,813)               520,132

(1)  Adjusted EBITDA is EBITDA, which we define for this purpose, as net income
     (loss) before interest, income taxes, depreciation and amortization, accretion of preferred stock dividends of subsidiary adjusted for the period from January 1, 2002 through October 16, 2002 to exclude $2.5 million of non-cash compensation expense related to the issuance of stock options, $5.3 million of transaction expenses, and $0.2 million of the write-down of the cash surrender value of a split dollar life insurance policy of one of our officers. We present EBITDA because management believes it provides useful information regarding a company's ability to service and/or incur debt and is used by some investors, analysts and others to make informed investment decisions. Our management uses EBITDA to evaluate our operating performance, to allocate resources and capital to our business operations and as a measure of performance for incentive compensation purposes. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance, profitability or liquidity prepared in accordance with accounting principles generally accepted in the United States. Our method for calculating EBITDA may not be comparable to methods used by other companies. A reconciliation of pretax income under generally accepted accounting principles to EBITDA and adjusted EBITDA follows:

                                                                       Predecessor
                                                  ----------------------------------------------------
                                                  Fiscal Year Ended December 31,      January 1, 2002        October 17, 2002
                                                  ------------------------------          through                through
                                                      2000            2001            October 16, 2002      December 31, 2002
                                                  ------------      ------------      ----------------      ------------------
Pretax income                                     $     (7,172)     $        563      $          9,753      $           (2,961)
Depreciation and amortization
  expense                                               25,419            26,616                18,303                   9,130
Interest expense                                        22,052            22,750                15,525                   7,105
Interest income                                            (95)             (609)                 (151)                   (159)
Accretion of preferred stock
  dividends                                              6,338             7,308                 6,576                      --
                                                  ------------      ------------      ----------------      ------------------
     EBITDA                                             46,542            56,628                50,006                  13,115
Non-cash compensation                                       --                --                 2,491                      --
Write-down of cash surrender value                          --                --                   168                      --
Transaction expenses                                        --                --                 5,297                      --
                                                  ------------      ------------      ----------------      ------------------
     Adjusted EBITDA                              $     46,542      $     56,628      $         57,962      $           13,115
                                                  ============      ============      ================      ==================

Year Ended December 31, 2002, as Compared to Year Ended December 31, 2001

Revenue

Total revenue rose from $305.1 million for the year ended December 31, 2001 to $369.8 million for the year (combined twelve months) ended December 31, 2002, which represented an increase of $64.7 million, or 21.2%. Labor revenue was the biggest factor in the increase in overall revenues. Labor revenue increased $59.0 million, or 26.1%, for the combined twelve months ended December 31, 2002 as compared to the year ended December 31, 2001. Rental revenue increased by $6.7 million, or 9.8%, from $68.1 million for the year ended December 31, 2001 to $74.8 million for the combined twelve months ended December 31, 2002. The majority of the revenue growth was driven by the industrial segment of our business, as we were awarded new refinery contracts and new power plant construction contracts. The nature of these work opportunities caused labor revenue to grow at a faster rate than rental revenue, as this type of work is more labor intensive than commercial work. Equipment sales declined by $1.1 million, or 9.8%, during the combined twelve months ended December 31, 2002 as compared to the year ended December 31, 2001.

Gross Profit

Gross profit is comparable year-over-year except for the depreciation expense on our property and equipment, which increased during the period from October 17, 2002 through December 31, 2002, due to the write-up of our property and equipment to its fair value in connection with the Transaction. During the period from October 17, 2002 through December 31, 2002, as compared to the period from January 1, 2002 through October 16, 2002, monthly depreciation increased approximately $1.2 million. Depreciation expense on our scaffolding equipment is included in equipment rental operating expenses.

Overall gross profit increased from $72.8 million for the year ended December 31, 2001 to $86.0 million for the combined twelve months ended December 31, 2002, which was an increase of $13.2 million, or 18.1%. Labor gross profit (labor revenue less labor cost) increased by 22.0%, or $9.6 million, from 2001 to 2002, while labor gross profit percentage (labor gross profit as a percentage of labor revenue) decreased from 19.2% for the year ended December 31, 2001 to 18.6% for the combined twelve months ended December 31, 2002. The decrease in labor gross profit percentage is a result of the mix of jobs completed and increased claims costs during 2002 as compared to 2001. Rental gross profit increased $4.1 million, or 9.7%, from the year ended December 31, 2001 to the combined twelve months ended December 31, 2002. As a result of lower sales revenue, sales gross profit declined from $4.0 million for the year ended December 31, 2001 to $3.3 million for the year ended December 31, 2002.

Selling and Administrative Expenses

Selling and administrative expenses are not comparable year-over-year due to the change in the basis of accounting as a result of the Transaction on October 16, 2002, mostly due to the amortization expense relating to our customer relationships intangible asset, which is being amortized over a twelve year period and will amount to an annual amortization of $4.5 million.

Non-Cash Compensation

Non-cash compensation expense of $2.5 million for the period from January 1, 2002 through October 16, 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values on the date of the grant. Estimated fair values were determined by using the stock price used in the Transaction, as this provided independent third-party evidence of the fair value of the underlying stock.

Transaction Expenses

Transaction expenses represent those costs associated with the Transaction which were not capitalizable under generally accepted accounting principles. Of the $5.3 million of transaction expenses in the period from January 1, 2002 through October 16, 2002, $5.0 million represents completion bonuses paid to members of management upon the consummation of the Transaction.

Operating Income

Operating income increased by $5.7 million, or 18.9%, from $30.0 million for the year ended December 31, 2001 to $35.7 million for the combined twelve months ended December 31, 2002.

Interest Expense

Interest expense is not comparable from 2001 to 2002 due to the new financing obtained and the repayment of all of the prior debt in connection with the Transaction.

Accretion of Preferred Stock Dividends of Subsidiary

Accretion of preferred stock dividends of subsidiary represents dividends accreted on the Old Preferred Stock. Such dividends accreted on a compounded basis and increased the liquidation value of the Old Preferred Stock. The preferred stockholders were paid in full in connection with the Transaction.

Provision for Income Tax

For the period from January 1, 2002 through October 16, 2002, the Company recorded an income tax provision of $1.3 million, net of a reduction in the valuation allowance on deferred tax assets by $7.6 million. During the period from January 1,2002 through October 16, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results of future periods.

Net Income

Net income is not comparable from 2001 to 2002 due to the changes in the basis of accounting as a result of the Transaction on October 16, 2002.

Year Ended December 31, 2001, as Compared to Year Ended December 31, 2000

Revenue

Revenue increased by $41.0 million, or 15.5%, from $264.1 million in 2000 to $305.1 million in 2001. Labor revenue increased by $36.3 million, or 19.1%, from $189.8 million in 2000 to $226.1 million in 2001. Equipment rental revenue increased by $1.1 million, or 1.6%, from $67.0 million in 2000 to $68.1 million in 2001. Equipment sales revenue increased by $3.8 million, or 52.6%, from $7.1 million in 2000 to $10.9 million in 2001. Revenue from all sources (labor, rental and sales) increased from 2000 to 2001; however, the industrial business was particularly strong with additional work in the refining and utility sectors. Commercial work remained flat from 2000 to 2001. The revenue growth from 2000 to 2001 can be attributed 89% to increases in industrial work and 11% from a full year contribution of acquisitions made in 2000.

Gross Profit

Gross profit increased by $12.4 million, or 20.6%, from $60.4 million in 2000 to $72.8 million in 2001. Labor gross profit (labor revenue less labor cost) increased by $8.6 million, or 24.8%, from $34.8 million in 2000 to $43.4 million in 2001. Equipment rental gross profit increased by $2.5 million, or 6.2%, from $39.6 million in 2000 to $42.1 million in 2001. Equipment sales gross profit increased by $1.7 million, or 75.1%, from $2.3 million in 2000 to $4.0 million in 2001. Labor gross profit as a percent of labor revenue increased from 18.3% to 19.2%, increasing gross profit over revenue growth. Additionally, sales of both new and used equipment generated higher gross profit margins in 2001 than in 2000.

Selling and Administrative Expenses

Selling and administrative expenses increased by $3.6 million, or 9%, from $39.3 million in 2000 to $42.8 million in 2001. Selling and administrative expenses as a percentage of revenue decreased from 14.9% in 2000 to 14.0% in 2001. During 2001, we recorded a $1.4 million impairment charge relating to goodwill for an acquisition made in 2000. During 2001, we successfully integrated companies acquired in prior years into our existing business, reducing administrative expenses as a percentage of revenue. We also continued to actively manage spending relating to selling and administrative expenses.

Accretion of preferred stock dividends of subsidiary

Accretion of preferred stock dividends of subsidiary represents dividends accreted on our subsidiary's 14.5% Senior Exchangeable Preferred Stock. Such dividends accrete on a compounded basis and increase the liquidation value until such time that our subsidiary is permitted to pay cash dividends.

Operating Income

Operating income increased by $8.9 million, or 42.1%, from $21.1 million in 2000 to $30.0 million in 2001. This increase in operating income is directly related to increases in gross profit exceeding increases in selling and administrative expenses.

Interest Expense

Interest expense increased by $0.7 million, or 3.2%, from $22.1 million in 2000 to $22.8 million in 2001. In April 2001, we borrowed $10.0 million under the Term B loan portion of our existing credit facility, and in May 2001, we borrowed an additional $5.0 million under the Term B Loan facility. The proceeds of these loans were used to repay the revolving loans and for working capital needs.

Net Income (Loss)

Net income (loss) increased by $7.8 million from a loss of $7.2 million in 2000 to income of $0.6 million in 2001.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the old credit facility to fund its operations, capital expenditures and working capital requirements. In the future, the Company expects to use the Credit Facility for these items. As of December 31, 2002, the Company had working capital of $35.9 million, including cash and cash equivalents of $4.8 million.

For the years ended December 31, 2000 and 2001 and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, cash provided by operating activities was $19.5 million, $29.4 million, $36.2 million and $8.4 million, respectively.

The Company's capital expenditure requirements are comprised of maintenance and expansion expenditures. Capital expenditures were $32.2 million, $19.6 million, $12.8 million, and $3.7 million, for the years ended December 31, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, respectively.

Our Credit Facility provides for $130.0 million of term loans, a $50.0 million revolving loan facility and a $20.0 million letter of credit facility. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. As of December 31, 2002, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $30.6 million.

The interest rate on the $130.0 million of term loans under the Credit Facility is variable. For the period from October 17, 2002 through December 31, 2002, the weighted average interest rate on the term loans was 5.6%. The interest rate on the term loans under the Old Credit Agreement was variable, and the weighted average interest rate on the loans outstanding under the old term loan facility for the period from January 1, 2002 through October 16, 2002 was 5.7%.

Our estimated interest payment obligation for 2003 is $27.0 million. We are required to make semi-annual interest payments on the Senior Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of December 31, 2002, the interest rate on our term loans was 5.41%. We are not required to make interest payments on the Intermediate Notes, as these notes are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at December 31, 2002.

Contractual Obligations

The following is a summary of contractual cash obligations as of December 31, 2002 (dollars in thousands):

                                                          Payments due in:

                             Total        2003       2004       2005       2006       2007      After 2007
                           ---------     ------     ------     ------     ------     ------     ----------
Term Loan                  $ 130,000     $1,300     $1,300     $1,300     $1,300     $1,300     $  123,500
Senior Notes                 150,000         --         --         --         --         --        150,000
Intermediate Notes            35,962         --         --         --         --         --         35,962
Capital Leases                   845        845         --         --         --         --             --
Operating Leases               7,745      2,725      1,820      1,314      1,010        629            247
Notes Payable                  1,863      1,038        660        165         --         --             --
                           ---------     ------     ------     ------     ------     ------     ----------
Total Contractual Cash
Obligations                $ 326,415     $5,908     $3,780     $2,779     $2,310     $1,929     $  309,709
                           =========     ======     ======     ======     ======     ======     ==========

Effect of Inflation; Seasonality

Inflation has not generally been a material factor affecting the Company's business. The Company's general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

The operations of the Company are generally subject to seasonal fluctuations coinciding with the spring and fall turnaround schedules of its major customers.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 for its December 2001 acquisition.

SFAS No. 142 was implemented by the Company on January 1, 2002. Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Goodwill amortization for the years ended December 31, 2000 and 2001 was $0.5 million and $2.8 million, respectively. Goodwill expense for the year ended December 31, 2001 included an impairment charge of $1.4 million.

Under SFAS No. 143, "Accounting for Asset Retirement Obligations", the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on our condensed financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also established that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by us for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FASB Interpretation 45 was implemented in the fourth quarter 2002. The adoption of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 will not have a material impact on the results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. The value of market risk sensitive instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical ten percent change in interest rates, the potential losses in future earnings, fair value and cash flows are not material. The Company did not have any derivative financial instruments in place at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Financial Statement Schedules" on Page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On January 7, 2003, the Board of Directors authorized the engagement of Ernst & Young LLP ("E&Y") to serve as independent public accountants for the fiscal year ending December 31, 2002. KPMG LLP ("KPMG") had been engaged as independent public accountants for the predecessor company for the most recent fiscal year until their resignation on December 18, 2002.

None of KPMG's reports on DLJ Brand's consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2001 and December 31, 2000, there were no disagreements between Brand and KPMG on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-K occurred within the fiscal years ended December 31, 2001 and December 31, 2000.

During the most recent fiscal years and the subsequent interim period, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events listed in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company as of March 31, 2002. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

                Name                   Age                           Position and Offices
                ----                   ---                           --------------------
     John M. Monter                    55        Chairman, Chief Executive Officer, President and Director
     Jeffrey W. Peterson               44        Chief Financial Officer and Vice President, Finance
     Raymond L. Edwards                49        Vice President, Operations Support Services and Secretary
     Scott M. Robinson                 55        Vice President, Business Development
     Guy S. Huelat                     41        Vice President, Operations-Southwest Region
     David R. Cichy                    51        Vice President, Operations-Northern Region
     James "Marty" McGee               46        Vice President, Operations-Southeast Region
     Arnold Chavkin                    51        Director
     Christopher C. Behrens            41        Director
     Sean E. Epps                      33        Director

John M. Monter has served as our Chief Executive Officer, President and one of our directors since 1996. Mr. Monter has served as our Chairman of the Board since April 2001. Prior to joining our company, he held a variety of corporate and operating assignments at Cooper Industries, Inc., an electrical products and tools and hardware manufacturer, where he began his career in 1977. Mr. Monter was President of the Bussmann Division of Cooper, which manufactures electrical overcurrent fuses, from 1992 to 1996. Mr. Monter has been a director of Belden, Inc. since May 2000. Mr. Monter holds a B.S. from Kent State University and an M.B.A. from the University of Chicago.

Jeffrey W. Peterson has served as our Chief Financial Officer and Vice President, Finance since April 2001. From 1992 to April 2001, he was our Corporate Controller and Region Controller. Mr. Peterson held the position of Division Controller over various divisions of Waste Management, Inc., a waste services provider, from 1987 to 1992. He began his career in public accounting with the firms of Coopers and Lybrand and Peat Marwick, Mitchell and Company. Mr. Peterson earned a B.S. from Brigham Young University and is a Certified Public Accountant.

Raymond L. Edwards has served as our Vice President, Operations Support Services and Secretary since October, 2002. Prior to that, he was our Vice President, Administration from November 1996 to October 2002. Prior to joining us, he held a variety of management positions, most recently, with Cooper Industries, Inc., from 1984 to 1996, including Vice President, Human Resources from 1990 to 1996. Mr. Edwards received a B.S. and an M.P.A. from the University of Colorado.

Guy S. Huelat has been our Vice President, Operations-Southwest Region, since October 2002. Prior to that, he was Vice President, Resource Management since January 1997. Prior to joining us, Mr. Huelat was a Plant Manager from 1989 to 1994 and a Materials Manager from 1994 to 1996 at Cooper Industries, Inc. From 1996 to 1997, he was Director of Logistics for Planning and Customer Service for Kimble Glass, Inc., a designer and producer of glass tubing and fabricated glass products. Mr. Huelat holds a B.S. from Gannon University.

Scott M. Robinson has served as our Vice President, Business Development, since October 2002. He served as our Vice President, Operations--Southwest Region, from January 1998 to October 2002. Mr. Robinson joined us as Vice President, Marketing in March 1997. Prior to joining us, he held various positions at Cooper Industries, Inc., including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993. Mr. Robinson received a B.S. and an MS from Virginia Polytechnic Institute.

David R. Cichy has been our Vice President, Operations--Northern Region since 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with Rust Industrial Services ("RIS") including Vice President, Resource Management from 1993 to 1996. Mr. Cichy attended Chicago Technical College.

James "Marty" McGee has served as our Vice President, Operations--Southeast Region since 1996. From 1993 until 1996, Mr. McGee held various region management positions with RIS and Waste Management Technologies. He has been with us in various management positions since 1981, including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, five different Rust companies), from 1995 to 1996. Mr. McGee attended Louisiana State University.

Arnold L. Chavkin is an Executive Partner of JPMP. Prior to joining JPMP, Mr. Chavkin was a member of Chemical Bank's merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. His experience prior to Chemical Bank included corporate development for Freeport McMoRan as well as positions with Gulf and Western Industries and Arthur Young & Company. Mr. Chavkin is a Certified Public Accountant. He received his B.A. and M.B.A. degrees from Columbia University. Mr. Chavkin is a director of American Tower Corporation, Better Minerals & Aggregates, Crown Media Holdings, Inc., Encore Acquisition Partners, HDFC Bank, and Triton PCS, Inc. He serves on the Advisory Investment Boards of Richina Group, the India Private Equity Fund, and the Asia Development Partners Fund.

Christopher C. Behrens is a Partner of JPMP. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens is a director of Berry Plastics, Carrizo Oil and Gas, Chromalox Corp., Domino's Pizza, Erickson Air Crane, Haddington Energy Partners, InterLine Brands, and Portola Packaging. Mr. Behrens is also on the Investment Committee of the Chase Private Equity Partners Select, a private equity fund of funds. Prior to joining JPMP, Mr. Behrens was a Vice President in Chase's Merchant Banking Group.

Sean E. Epps is a Principal of JPMP. Prior to joining JPMP, Mr. Epps was an Associate at Paribas Principal Partners. Mr. Epps also held positions at Donaldson, Lufkin & Jenrette Securities Corp. and The Chase Manhattan Bank. He holds a B.A. from Hamilton College and an M.B.A. from The Wharton School, University of Pennsylvania. He is a director of Chromalox Corp.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Item 11 is not presented in thousands of dollars.

Compensation Committee

Compensation of the Company's management is determined by a committee comprised of Messrs. Behrens and Epps.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2000, 2001, and 2002:

Summary Compensation Table

                                                                                                    Company's
                                                                                   Other         matching 401-K
                                                  Salary         Bonus          Compensation      contribution
    Name and Principal Position                     ($)           ($)               ($)               ($)
    ---------------------------                   -------      ---------        ------------     --------------
John M. Monter,                          2002     420,992      2,480,000            15,689             2,000
Chief Executive Officer                  2001     406,016        487,200            14,962             1,700
                                         2000     388,270        417,690            15,361             1,700

Jeffrey W. Peterson, Chief Financial     2002     160,014        452,017                --             2,000
Officer, Vice President, Finance         2001     136,188        138,500                --             1,700
                                         2000     119,995         45,180                --             1,700

Raymond L. Edwards,                      2002     169,686        463,623                --             2,000
Vice President, Operations Support       2001     163,155        195,786                --             1,700
                                         2000     155,376        171,077                --             1,700

Scott M. Robinson,                       2002     167,731        461,277                --             2,000
Vice President, Business Development     2001     161,283        193,540                --             1,700
                                         2000     153,608        174,837                --             1,700

Guy S. Huelat,                           2002     161,221        453,465                --             2,000
Vice President Operations -              2001     153,546        184,255                --             1,700
Southwest Region                         2000     144,165        160,898                --             1,700

David R. Cichy,                          2002     160,659        452,791             6,300             2,000
Vice President Operations -              2001     153,005        183,600             6,300             1,700
Northern Region                          2000     145,018        160,889             6,300             1,700

James "Marty" McGee,                     2002     162,074        454,489                --             2,000
Vice President Operations -              2001     155,834        187,000                --             1,700
Southeast Region                         2000     147,014        136,241                --             1,700



The individuals named in the foregoing table are collectively referred to as the Brand Advisory Team.

Equity Incentive and Stock Options

In addition to compensation reflected in the foregoing table, the LLC has provided members of the Brand Advisory Team an opportunity to participate in both a time-based equity incentive program and a performance-based equity incentive program. The following table reflects the number of Class C units of the LLC issued to members of the Brand Advisory Team under these equity incentive programs:

        NAME                                            NUMBER OF UNITS
        ----                                            ---------------
John M. Monter                                              810,336
Jeffrey W. Peterson                                          92,610
Raymond L. Edwards                                           92,610
Scott M. Robinson                                            92,610
Guy S. Huelat                                                92,610
David R. Cichy                                               92,610
James "Marty" McGee                                          92,610

Prior to the merger, DLJ Brand had adopted equity incentive plans pursuant to which members of the Brand Advisory Team and other team members of the Company had been permitted to purchase shares (or had been granted options to acquire shares) of DLJ Brand's common stock at prices equal to the fair market value of such stock as of the date of grant.

During 2001, members of the Brand Advisory Team were granted purchase rights at $2.55 per share of DLJ Brand's common stock as set forth in the following table. The table also reflects the number of shares subject to options, if any, held by the Brand Advisory Team as of December 31, 2001. All of the following shares were redeemed on October 16, 2002 in connection with the Transaction:

                                    2001 Purchase Rights
                        -----------------------------------------     Shares Subject to
                        Number of      Shares      Shares Subject         Option at
        Name              Shares      Purchased        to Option      December 31, 2001
        ----            ---------     ---------    --------------     -----------------
John M. Monter             70,000        70,000                --                    --
Jeffrey W. Peterson        40,000        40,000                --                   900 (1)
Raymond L. Edwards         22,000        22,000                --                    --
Guy S. Huelat              22,000        22,000                --                    --
Scott M. Robinson          22,000            --            22,000                22,000 (2)
David R. Cichy             22,000            --            22,000                22,000 (2)
James "Marty" McGee        22,000            --            22,000                22,000 (2)

(1)  None of such shares were exercisable at December 31, 2001.

(2)  All shares were exercisable at December 31, 2001.

In connection with the exercise, in 1999, of options originally granted during 1997 and 1998, certain members of the Brand Advisory Team entered into restricted stock agreements ("RSAs") with DLJ Brand, pursuant to which a portion of the shares acquired upon exercise of the options would be subject to forfeiture in the event of a termination of employment prior to full vesting under the terms of the RSAs. Annual vesting of the shares subject to the RSAs was dependent upon the achievement of annual operating budgets or other targets established by the board of directors. As of December 31, 2001, vesting under the RSAs was complete and the forfeiture restrictions applicable to the remaining 20% of the shares originally subject to the RSAs expired. The total number of shares of DLJ Brand common stock originally covered by the RSAs held by members of the Brand Advisory Team is as follows: John M. Monter, 437,500; Raymond L. Edwards, 42,000; Guy S. Huelat, 42,000; Scott M. Robinson, 40,000; David R. Cichy, 40,000; and James "Marty" McGee, 42,000.

As shareholders of DLJ Brand prior to the merger of DLJ Brand and Brand Acquisition Corp., members of the Brand Advisory Team and other team members of the Company were entitled to receive the per share cash purchase price payable in connection with the merger in exchange for each share of DLJ Brand common stock they owned. However, members of the Brand Advisory Team and other team members used some of the proceeds from the redemption of the

DLJ Brand stock they owned to purchase equity interest in the LLC. The amount of equity interests of the LLC purchased in this manner was $6.7 million.

During 2001, in connection with the purchase of certain shares pursuant to the foregoing equity incentives and stock option programs, DLJ Brand extended loans to members of the Brand Advisory Team as follows: John M. Monter, $160,650; Jeffrey W. Peterson, $95,040; Raymond L. Edwards, $50,490; and Guy S. Huelat, $50,490. Such loans were represented by recourse notes and were secured by the respective shares of common stock purchased with the proceeds. Also during 2001, members of the Brand Advisory Team executed new, consolidated notes in respect of prior loans made by DLJ Brand relating to the purchase of shares, and exercise of options, relating to DLJ Brand's common stock. Such consolidated notes were also on a recourse basis and secured by the respective shares of common stock purchased with the proceeds. These loans were repaid in connection with the Transaction.

Employment Agreements

Mr. Monter has entered into an amended and restated employment agreement with us which became effective with the closing of the Transactions pursuant to which he will serve as the Chief Executive Officer. The amended and restated employment agreement terminates on December 31, 2007, and provides for an annual salary of not less than $425,000. Mr. Monter is also eligible for a bonus of up to 150% of his base salary. We are, under certain circumstances (including that such remittance is permitted by law), obligated to remit the remaining two annual scheduled payments of premiums in the amount of $200,000 each, on an insurance policy pursuant to a split-dollar agreement entered into between us and Mr. Monter. We are obligated to establish a nonqualified deferred compensation plan pursuant to which we shall make an annual contribution during each year of Mr. Monter's employment term in an amount equal to 25% of Mr. Monter's base salary. As a part of the amended and restated employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with us, working for any of our competitors or using proprietary information for a 24-month period following the termination of his employment with us. Mr. Monter's receipt of post-termination severance benefits are conditioned upon his releasing us from certain potential claims and upon his compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

Each of Raymond L. Edwards, Jeffrey W. Peterson, Guy S. Huelat, James McGee, Scott M. Robinson and David R. Cichy (the "Executives") has entered into an amended and restated employment agreement with us, each of which became effective with the closing of the Transactions, for terms effective through the second anniversary of the closing of the Transactions. The employment agreements will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by us not less than 30 days nor more than 60 days prior to the end of the then-current term. We are obligated to establish a nonqualified deferred compensation plan for each such Executive pursuant to which we shall make an annual contribution during each year of such Executive's employment term in an amount equal to 15% of such Executive's base salary. As a part of each amended and restated employment agreement, each Executive has entered into covenants prohibiting such Executive from competing with us, working for any of our competitors or using proprietary information for a 24-month period following his departure from us. Each Executive's receipt of post-termination severance benefits is conditioned upon such Executive releasing us from certain potential claims and upon such Executive's compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

Equity Programs

In connection with the Transaction, our executive officers and certain of our other team members have been or will be offered the opportunity to invest in equity securities of the LLC pursuant to the following equity participation programs.

The Management Equity Incentive Program. As a portion of the employment compensation packages offered by us to our management, the LLC will provide certain members of our management an opportunity to participate in both a time-based equity incentive program and a performance-based equity incentive program. A portion of this time- and performance-based equity was issued to management as of the closing of the Transaction. The remainder was reserved by the LLC for issuance to new hires or existing managers following the closing of the Transaction.

Under the time-based equity incentive program, certain members of our management will have an opportunity to earn, as a group, up to two percent of the fully-diluted equity of the LLC (as calculated at the time of the closing of the merger). Such time-based equity units shall vest over a five-year period, with various restrictions and accelerators.

Under the performance-based equity incentive program, certain members of our management will have an opportunity to earn, as a group, up to 12% of the fully-diluted equity of the LLC (as calculated at the time of the closing of the Transaction). The percentage of the outstanding performance-vesting incentive units that shall vest will be determined by the net equity valuation of the LLC at a liquidity event or at the seventh anniversary of the closing of the Transaction.

The Leveraged Employee Co-Investment Program. Subject to the satisfaction of certain requirements, certain of our managers, including our executive officers, will have the opportunity to participate in a leveraged employee co-investment program. Under this program, the LLC will provide these managers with eight-year term loans, bearing interest at a cumulative rate per annum equal to the federal funds rate in effect at the time the loan is made, for the purpose of financing such managers' purchase of additional equity interests in the LLC. It is anticipated that the executive officers and team members will borrow approximately $4 million to purchase equity interests in the LLC under this plan. Each loan made to a manager will be secured, at a minimum, by a pledge of all of the equity interests in the LLC purchased by such manager with the proceeds of the loan.

The Direct Investment Program. In addition to the foregoing equity programs, the LLC will provide certain of our managers with the opportunity to purchase additional equity interests in the LLC for the same per unit cash purchase price paid by JPMP and certain other equity investors in connection with the closing of the Transaction. No loans will be provided to the team members under the Direct Investment Program.

Performance Bonuses

As approved by the shareholders of DLJ Brand, the boards of directors of DLJ Brand and Brand Services authorized the payment of performance bonuses of $1.97 million to Mr. Monter, $0.26 million to Mr. Peterson and approximately $2.77 million to other members of management. These bonuses were expensed in the period from January 1, 2002 through October 16, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

All of the issued and outstanding common stock of Brand Services, Inc. is owned by Brand Intermediate Holdings, Inc. and all of the issued and outstanding common stock of Brand Intermediate Holdings, Inc. is owned by the LLC. The following table sets forth certain information with respect to the beneficial ownership of the voting equity interests of the LLC as of December 31, 2002, by
(i) each person or group known to the Company who beneficially owns more than five percent of the common stock of the LLC and (ii) all directors and executive officers of the Company as a group:

                                                                NUMBER OF VOTING
            NAME AND ADDRESS OF BENEFICIAL OWNER                EQUITY INTERESTS        PERCENTAGE OF CLASS
            ------------------------------------                ----------------        -------------------
J.P.  Morgan Partners (BHCA), L.P.                                   13,466,227                  77.0%
1221 Avenue of the Americas, 39th Floor
New York, NY  10020 (1)

Teachers Insurance and Annuity Association of America                 1,210,164                   7.0
730 Third Avenue
New York, NY 10019

John M.  Monter (2)                                                     311,482                   1.8

Jeffrey W. Peterson (2)                                                  40,702                   0.2

Raymond L. Edwards (2)                                                   52,500                   0.3

Scott M. Robinson (2)                                                    36,750                   0.2

Guy S. Huelat (2)                                                        54,602                   0.3

David R. Cichy (2)                                                       39,112                   0.2

James "Marty" McGee (2)                                                  38,325                   0.2

Arnold L. Chavkin (2)(3)                                             13,466,227                  77.0

Christopher C. Behrens (2)(3)                                        13,466,227                  77.0

Sean E. Epps (2)(3)                                                  13,466,227                  77.0

All directors and officers as a group (3)                            14,153,658                  81.0

----------

(1) Consists of equity interests held by J.P. Morgan Partners (BHCA), L.P. ("BHCA"), J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P., each of which is affiliated with BHCA.

(2) The address for officers and directors is c/o Brand Services, Inc., 15450 South Outer Highway 40, #270, Chesterfield, MO 63017.

(3) Includes 13,467,277 shares held by BHCA and its affiliates. Messrs. Chavkin, Behrens and Epps are partners and/or principals of J.P. Morgan Partners, LLC, an affiliate of BHCA and therefore may be considered to share the beneficial ownership of the shares held by BHCA and its affiliates. Messrs. Chavkin, Behrens and Epps disclaim beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JPMorgan Chase Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co., is a lender under the Credit Facility. JPMorgan Chase Bank and J.P. Morgan Chase & Co. received fees of approximately $1.25 million for acting in such capacities. J.P. Morgan Chase & Co. will receive interest and other payments as a lender under the Credit Facility as provided in our credit agreement governing the Credit Facility.

J.P. Morgan Securities Inc. was one of the initial purchasers in our October 2002 offering of the Senior Notes due 2012 and was also a dealer manager for the debt tender offer and consent solicitation relating to our Old Senior Notes and received fees of approximately $1.9 million for acting in such capacities. J.P. Morgan Securities also received a commitment fee of approximately $0.8 million for providing a bridge loan commitment.

Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P., who collectively own 65.1% of the equity interests (76.7% of the voting equity interests) in our parent company, Brand Holdings, LLC. Arnold L. Chavkin and Christopher C. Behrens, who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million.

ITEM 14. CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on such evaluation, each such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls, or in the other factors that could significantly affect such controls.

ITEM 15. EXHIBITS, INDEX TO FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statements.

See Index to Financial Statements on Page F-1 of this report.

(1)      Exhibits

See Index on Page E-1 of this report.

Reports filed with Form 8-K

On August 9, 2002, Brand Services, Inc. filed a report on Form 8-K to announce that DLJ Brand Holdings, Inc. was being acquired by J.P. Morgan Partners LLC.

On July 8, 2002, Brand Services, Inc. filed a report on Form 8-K to announce the engagement of KPMG LLP as its independent public accountant.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




Brand Intermediate Holdings, Inc. and Subsidiaries:
   Reports of Independent Public Accountants                                                                   F-2

   Consolidated Statements of Operations for the years ended December 31, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002
   and from October 17, 2002 through December 31, 2002                                                         F-4

   Consolidated Balance Sheets as of December 31, 2002 and 2001                                                F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002
   and from October 17, 2002 through December 31, 2002                                                         F-7

   Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
   December 31, 2000 and 2001, and for the periods from January 1, 2002 through
   October 16, 2002 and from October 17, 2002 through December 31, 2002                                        F-9

   Notes to Consolidated Financial Statements                                                                  F-13

                         REPORTS OF INDEPENDENT AUDITORS




Board of Directors Brand Intermediate Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Brand Intermediate Holdings, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from October 17, 2002 through December 31, 2002. We have also audited the consolidated statements of operations, stockholder's equity (deficit), and cash flows of DLJ Brand Holdings, Inc. and subsidiaries (Predecessor company) for the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brand Intermediate Holdings, Inc. and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the period from October 17, 2002 through December 31, 2002 and the consolidated results of operations and cash flows of DLJ Brand Holdings, Inc. (Predecessor company) for the period from January 1, 2002 through October 16, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the consolidated financial statements, DLJ Brand Holdings, Inc. and subsidiaries (Predecessor company) adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", in 2002.


ERNST & YOUNG LLP


St. Louis, Missouri
March 14, 2003

                          INDEPENDENT AUDITORS' REPORT



To DLJ Brand Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of DLJ Brand Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DLJ Brand Holdings, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP



St. Louis, Missouri
September 6, 2002

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                           Brand Intermediate
                                                             DLJ Brand Holdings, Inc. (Predecessor)          Holdings, Inc
                                                       ------------------------------------------------    ------------------
                                                         Year Ended December 31,        January 1, 2002    October 17, 2002
                                                       ----------------------------        through              through
                                                            2000          2001         October 16, 2002    December 31, 2002
                                                       ------------    ------------    ----------------    ------------------
Revenue:
  Labor                                                $    189,891    $    226,099    $        222,312    $           62,823
  Equipment rental                                           67,060          68,130              59,951                14,886
  Equipment sales                                             7,115          10,860               8,210                 1,587
                                                       ------------    ------------    ----------------    ------------------
Total revenues                                              264,066         305,089             290,473                79,296
                                                       ------------    ------------    ----------------    ------------------
Operating expenses:
  Labor                                                     155,081         182,672             179,579                52,575
  Equipment rental                                           27,412          26,042              20,410                 8,260
  Equipment sales                                             4,827           6,853               5,455                 1,067
  Divisional operating expenses                              16,369          16,725              13,036                 3,401
                                                       ------------    ------------    ----------------    ------------------
Total operating expenses                                    203,689         232,292             218,480                65,303
                                                       ------------    ------------    ----------------    ------------------
        Gross profit                                         60,377          72,797              71,993                13,993

Selling and administrative expenses                          39,254          42,785              32,502                10,008
Non-cash compensation                                            --              --               2,491                    --
Transaction expenses                                             --              --               5,297                    --
                                                       ------------    ------------    ----------------    ------------------
        Operating income                                     21,123          30,012              31,703                 3,985

Interest expense                                             22,052          22,750              15,525                 7,105
Interest income                                                 (95)           (609)               (151)                 (159)
Accretion of preferred stock dividends of subsidiary          6,338           7,308               6,576                    --
                                                       ------------    ------------    ----------------    ------------------
    Income (loss) before provision (benefit) for
        income tax                                           (7,172)            563               9,753                (2,961)

Provision (benefit) for income tax                               --              --               1,335                (1,116)
                                                       ------------    ------------    ----------------    ------------------
         Net income (loss)                             $     (7,172)   $        563    $          8,418    $           (1,845)
                                                       ============    ============    ================    ==================



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)


                                                                             DLJ Brand          Brand
                                                                           Holdings, Inc.    Intermediate
                                                                           (Predecessor)    Holdings, Inc.
                                                                           --------------   --------------
                                                                            December 31,     December 31,
                                                                                2001             2002
                                                                            ------------     ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $     12,660     $      4,817
   Trade accounts receivable, net of allowance for doubtful accounts of
     $1,150 in 2001 and $1,326 in 2002                                            53,175           58,463
   Accrued revenue                                                                 2,130            3,379
   Notes receivable                                                                  299              679
   Other current assets                                                            8,005           12,441
                                                                            ------------     ------------
           Total current assets                                                   76,269           79,779
                                                                            ------------     ------------
PROPERTY AND EQUIPMENT:
   Land                                                                            1,721            1,161
   Buildings and leasehold improvements                                            4,508            3,120
   Vehicles and other equipment                                                   34,542           23,336
   Scaffolding equipment                                                         216,776          179,221
                                                                            ------------     ------------
           Total property and equipment, at cost                                 257,547          206,838

   Less-  Accumulated depreciation and amortization                               83,903            7,553
                                                                            ------------     ------------
           Total property and equipment, net                                     173,644          199,285
                                                                            ------------     ------------

GOODWILL                                                                           3,848          247,891

CUSTOMER RELATIONSHIPS                                                                --           52,777

OTHER ASSETS AND INTANGIBLES                                                       3,675           26,006

                                                                            ------------     ------------
           Total assets                                                     $    257,436     $    605,738
                                                                            ============     ============



                          (Continued on following page)

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                     (In thousands except per share amounts)


                                                                                DLJ Brand             Brand
                                                                              Holdings, Inc.       Intermediate
                                                                              (Predecessor)       Holdings, Inc.
                                                                              --------------      --------------
                                                                               December 31,        December 31,
                                                                                   2001                2002
                                                                              --------------      --------------
CURRENT LIABILITIES:

   Current maturities of long-term debt                                       $       13,150      $        1,300
   Notes payable and capital lease obligations, current portion                        2,209               1,883
   Accounts payable and accrued expenses                                              37,028              39,278
   Deferred revenue                                                                    1,340               1,468
                                                                              --------------      --------------
           Total current liabilities                                                  53,727              43,929
                                                                              --------------      --------------

LONG-TERM DEBT                                                                       182,360             306,432
                                                                              --------------      --------------

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS                                            2,708                 825
                                                                              --------------      --------------

DEFERRED INCOME TAXES                                                                    448              32,759
                                                                              --------------      --------------
14.5% SENIOR EXCHANGEABLE PREFERRED STOCK OF SUBSIDIARY, $0.01 par value,
   1,250,000 shares authorized, 1,042,460 issued and outstanding                      55,050                  --
                                                                              --------------      --------------
STOCKHOLDER'S EQUITY (DEFICIT):
   Common stock, $0.01 per value, 20,000,000 shares authorized,
       14,607,833 shares issued and outstanding, as of December 31, 2001                 146                  --
   Common stock, $0.01 par value, 1,000 shares authorized, issued and
       outstanding, as of December 31, 2002                                               --                  --
   Paid-in capital                                                                    15,260             223,498
   Receivables from sale of Predecessor's common stock                                (1,477)                 --
   Predecessor basis adjustment                                                      (13,038)                 --
   Cumulative translation adjustment                                                  (1,768)                140
   Accumulated deficit                                                               (35,980)             (1,845)
                                                                              --------------      --------------
           Total stockholder's equity (deficit)                                      (36,857)            221,793
                                                                              --------------      --------------
           Total liabilities and stockholder's equity (deficit)               $      257,436      $      605,738
                                                                              ==============      ==============



The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                               Brand Intermediate
                                                               DLJ Brand Holdings, Inc. (Predecessor)            Holdings, Inc.
                                                        --------------------------------------------------     ------------------
                                                             Year Ended December 31,       January 1, 2002      October 17, 2002
                                                        -----------------------------         through              through
                                                            2000             2001         October 16, 2002     December 31, 2002
                                                        ------------     ------------     ----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $     (7,172)    $        563     $          8,418     $           (1,845)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities-
       Deferred income tax provision (benefit)                  (339)            (244)              (1,015)                  (662)
       Depreciation and amortization                          25,419           26,616               18,303                  9,130
       Non-cash compensation                                      --               --                2,491                     --
       Non-cash interest                                       2,183            2,499                2,245                  1,428
       Gain on sale of scaffolding equipment                  (1,260)          (1,247)              (1,176)                  (250)
       Contribution for completion bonuses                        --               --                5,000                     --
       Tax benefit from exercise of stock options                 --               --                1,444                     --
       Preferred stock dividends of subsidiary                 6,338            7,308                6,576                     --
       Changes in operating assets and liabilities-
         Trade accounts receivable, net                       (8,134)          (7,159)              (1,166)                (4,122)
         Accrued revenue                                      (1,432)           1,088               (6,279)                 5,030
         Notes receivable                                        190              154                 (165)                  (187)
         Other current assets                                 (4,110)            (451)               1,186                 (5,656)
         Accounts payable and accrued expenses                 8,230            2,555                  806                  3,721
         Deferred revenue                                      1,114             (505)                  41                     87
       Other                                                  (1,533)          (1,736)                (490)                 1,775
                                                        ------------     ------------     ----------------     ------------------
           Net cash provided by operating activities          19,494           29,441               36,219                  8,449
                                                        ------------     ------------     ----------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (32,234)         (19,635)             (12,821)                (3,708)
   Proceeds from sales of property and equipment               3,672            2,871                2,639                    460
   Payments for acquisitions                                 (10,955)          (3,800)                  --               (524,400)
                                                        ------------     ------------     ----------------     ------------------
           Net cash used for investing activities            (39,517)         (20,564)             (10,182)              (527,648)
                                                        ------------     ------------     ----------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               30,000           15,000                   --                310,097
   Payment of deferred financing fees                             --               --                   --                (12,659)
   Payments of long-term debt                                 (6,175)          (8,912)             (33,475)                    --
   Exercise of stock options                                     354               40                   67                     --
   Borrowings (payments) of revolving loans                      165           (4,125)                  --                     --
   Payments on capital lease obligations                      (1,426)          (1,359)              (1,405)                  (804)
   Capital contribution from the LLC                              --               --                   --                223,498
                                                        ------------     ------------     ----------------     ------------------
         Net cash provided by (used for) financing
         activities                                     $     22,918     $        644     $        (34,813)    $          520,132
                                                        ------------     ------------     ----------------     ------------------



                          (Continued on following page)

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                                                  Brand Intermediate
                                                                   DLJ Brand Holdings, Inc. (Predecessor)           Holdings, Inc.
                                                                ---------------------------------------------     ------------------
                                                                Year Ended December 31,       January 1, 2002     October 17, 2002
                                                                ------------------------         through               through
                                                                   2000         2001         October 16, 2002     December 31, 2002
                                                                ----------    ----------     ----------------     ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                $    2,895    $    9,521     $         (8,776)    $              933

CASH AND CASH EQUIVALENTS, beginning of period                         244         3,139               12,660                  3,884
                                                                ----------    ----------     ----------------     ------------------
CASH AND CASH EQUIVALENTS, end of period                        $    3,139    $   12,660     $          3,884     $            4,817
                                                                ==========    ==========     ================     ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                                $   19,957    $   20,178     $         18,497     $            2,558
   Income taxes paid                                                   378           646                  298                     --

NONCASH TRANSACTIONS:
   Notes payable, issued in connection with acquisitions             3,300           500                   --                     --
   Purchase of equipment with capital lease                            289            --                   --                     --
   Issuance of common stock in exchange for notes receivable           275           380                   --                     --



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                       (In thousands except share amounts)


                                          Receivables
                                         from Sale of
DLJ Brand                   Additional   Predecessor's    Predecessor                   Cumulative                Comprehensive
Holdings, Inc.     Common    Paid In        Common           Basis       Accumulated   Translation                    Income
(Predecessor)      Stock     Capital         Stock        Adjustment       Deficit      Adjustment     Total          (Loss)
--------------     ------   ----------   -------------    -----------    -----------   -----------    --------    -------------
Balance,
   December 31,
   1999            $  142   $   14,466   $        (822)   $   (13,038)   $   (29,371)   $     (851)   $(29,474)
Comprehensive
   income
   (loss):
   Net loss            --           --              --             --         (7,172)           --      (7,172)   $      (7,172)
   Translation
     adjustment        --           --              --             --             --          (788)       (788)            (788)
                                                                                                                  -------------
Comprehensive
   loss                                                                                                           $      (7,960)
                                                                                                                  =============
Issuance of
   promissory
   notes from
   officers and
   employees           --           --            (275)            --             --            --        (275)

Exercise of
   Stock Options        2          352              --             --             --            --         354

Other                  --           12              --             --             --            --          12
                   ------   ----------   -------------    -----------    -----------    ----------    --------
Balance,
   December 31,
   2000            $  144   $   14,830   $      (1,097)   $   (13,038)   $   (36,543)   $   (1,639)   $(37,343)
                   ======   ==========   =============    ===========    ===========    ==========    ========



                          (Continued on following page)

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                       (In thousands except share amounts)



                                          Receivables
                                         from Sale of
DLJ Brand                   Additional   Predecessor's    Predecessor                  Cumulative
Holdings, Inc.     Common    Paid In        Common           Basis       Accumulated   Translation                Comprehensive
(Predecessor)      Stock     Capital         Stock         Adjustment      Deficit      Adjustment     Total      Income (Loss)
----------------   ------   ----------   -------------    -----------    -----------   -----------    --------    -------------
Balance,
   December 31,
   2000            $  144   $   14,830   $      (1,097)   $   (13,038)   $   (36,543)   $   (1,639)   $(37,343)
Comprehensive
   income:
   Net income          --           --              --             --            563            --         563    $         563
   Translation
     adjustment        --           --              --             --             --          (129)       (129)            (129)
                                                                                                                  -------------
Comprehensive
   income                                                                                                         $         434
                                                                                                                  =============
Issuance of
   promissory
   notes from
   officers and
   employees           --           --            (380)            --             --            --        (380)

Exercise of
   Stock Options        2          418              --             --             --            --         420

Other                  --           12              --             --             --            --          12
                   ------   ----------   -------------    -----------    -----------    ----------    --------
Balance,
   December 31,
   2001            $  146   $   15,260   $      (1,477)   $   (13,038)   $   (35,980)   $   (1,768)   $(36,857)
                   ======   ==========   =============    ===========    ===========    ==========    ========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                       (In thousands except share amounts)


                                           Receivables
                                          from Sale of
DLJ Brand                    Additional   Predecessor's    Predecessor                  Cumulative
Holdings, Inc.      Common     Paid In       Common           Basis       Accumulated   Translation                Comprehensive
(Predecessor)       Stock      Capital        Stock        Adjustment       Deficit      Adjustment     Total      Income (Loss)
--------------      ------   ----------   -------------    -----------    -----------   -----------    --------    -------------
Balance,
   December 31,
   2001             $  146   $   15,260   $      (1,477)   $   (13,038)   $   (35,980)   $   (1,768)   $(36,857)
Comprehensive
   income:
   Net income           --           --              --             --          8,418            --       8,418    $       8,418
   Translation
     adjustment         --           --              --             --             --          (176)       (176)            (176)
                                                                                                                   -------------
Comprehensive
   income                                                                                                          $       8,242
                                                                                                                   =============

Exercise of Stock
   Options              --           67              --             --             --            --          67
Non-cash
   compensation
   expense              --        2,491              --             --             --            --       2,491
Equity
   contribution
   for completion
   bonuses              --        5,000              --             --             --            --       5,000
Tax benefit
   related to
   exercises of         --        1,444              --             --             --            --       1,444
   stock options
                    ------   ----------   -------------    -----------    -----------    ----------    --------
Balance,
October 16, 2002    $  146   $   24,262   $      (1,477)   $   (13,038)   $   (27,562)   $   (1,944)   $(19,613)
                    ======   ==========   =============    ===========    ===========    ==========    ========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                       (In thousands except share amounts)


                                         Additional                   Cumulative
Brand Intermediate              Common    Paid In     Accumulated    Translation                 Comprehensive
Holdings, Inc.                  Stock     Capital       Deficit       Adjustment      Total      Income (Loss)
------------------              ------   ----------   -----------    ------------   ---------    -------------
Capital contribution from LLC   $   --   $  223,498   $        --    $         --   $ 223,498
Comprehensive income
   (loss):
   Net loss                         --           --        (1,845)             --      (1,845)   $      (1,845)
   Translation adjustment           --           --            --             140         140              140
                                                                                                 -------------
Comprehensive loss                                                                               $      (1,705)
                                ------   ----------   -----------    ------------   ---------    =============

Balance, December 31, 2002      $   --   $  223,498   $    (1,845)   $        140   $ 221,793
                                ======   ==========   ===========    ============   =========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands except share data)


1. ORGANIZATION AND BUSINESS:

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of December 31, 2002, the voting equity interests of the LLC are owned 76.7% by J.P. Morgan Partners and its affiliates ("JPMP"), and 23.3% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. ("DLJ Brand" or the "Predecessor" company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly-owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the "Transaction", as discussed further in Note 15.

The information as of December 31, 2002 and for the period from October 17, 2002 through December 31, 2002 may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations."

The Company operates in one segment and provides scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for $34.0 million (13%) and $32.5 million (11%), of revenue for the years ended December 31, 2000, and 2001, respectively, and another customer accounted for $40.3 million (11%) of our revenues for the combined twelve months ended December 31, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying financial statements are prepared on a consolidated basis and include those assets, liabilities, revenues and expenses directly attributable to the operations of the Company. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Labor revenues are recognized when the services are performed. Equipment rental revenue is recognized based on the number of days the equipment is rented beginning with the first day the equipment is under rental.

Sales of Scaffolding

The Company periodically sells new scaffolding directly to third parties. The Company recognizes revenue upon shipment and records as operating expense, the average cost of the scaffolding sold. The Company periodically sells scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis.

Cash and Cash Equivalents

The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents.

Accrued Revenue

Accrued revenue represents work performed which either due to contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Property and Equipment

Property and equipment (including major repairs and improvements that extend the useful life of the asset) are capitalized and stated at cost. Ordinary maintenance and repairs of equipment are charged to expense. The cost of property and equipment is depreciated over its estimated useful life on the straight-line method as follows:

     Buildings                                       10 to 30 years
     Vehicles and other equipment                    3 to 8 years
     Scaffolding equipment                           2 to 20 years
     Leasehold improvements                          Life of the applicable lease or life of the
                                                     improvement, whichever is shorter

For the years ended December 31, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, depreciation expense was $24,502, $23,488, $17,906, and $7,964, respectively.

Deferred Financing Costs

In connection with borrowings under the old Credit Facility ("Old Credit Facility") and the February 1998 issuance of 10-1/4% Senior Notes, ("Old Senior Notes") the Company incurred financing fees and expenses that were deferred and were being amortized generally over 10 years. For the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through October 16, 2002, amortization expense related to deferred financing costs was $739, $737, and $586, respectively.

In connection with the issuance of the new Credit Facility ("Credit Facility"), the $150.0 million, 12% Senior Subordinated Notes ("Senior Notes"), and the $35.0 million, 13%, pay-in-kind notes ("Intermediate Notes"), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the period from October 17, 2002 through December 31, 2002, amortization expense relating to these deferred financing costs was $380.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

Deferred Revenue

Deferred revenue represents amounts collected from customers at a faster rate than the work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

Stock Based Employee Compensation

Prior to the Transaction, to account for the Company's stock option plan, (the "Plan"), the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." The Company accounted for employee stock options under the Plan under APB Opinion 25, as permitted under generally accepted accounting principles. Accordingly, no compensation cost was recognized in the financial statements for the years ended December 31, 2000 and 2001. During the period from January 1, 2002 through October 16, 2002, non-cash compensation expense of $2.5 million was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of grant. Estimated fair values were determined by using the stock price inherent in the Transaction. Had compensation cost been determined consistent with SFAS 123, the Company's net income (loss) would reflect the following:

                                                          Predecessor
                                  -----------------------------------------------------------
                                  For the Year Ended December 31,       For the period from
                                  ------------------------------      January 1, 2002 through
                                      2000              2001             October 16, 2002
                                  ------------      ------------      -----------------------
Net income (loss) as reported     $     (7,172)     $        563             $      8,418
Less: stock based employee
   compensation under the
   requirements of SFAS 123                (29)             (142)                      --
                                  ------------      ------------             ------------
Pro forma net income (loss)       $     (7,201)     $        421             $      8,418
                                  ============      ============             ============


Workers' Compensation and Health Benefit Liabilities

The estimates of workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of health care services and other relevant factors. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

Foreign Operations

The assets and liabilities of the Company's wholly owned foreign subsidiary, Brand Scaffold Services of Canada, Inc., which uses the Canadian dollar as its functional currency, are translated at the rates of exchange in effect on the balance sheet date while income statement accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustments are charged or credited to the cumulative translation adjustment account included in stockholder's equity (deficit). Revenue from the Canadian operation and scaffolding equipment in Canada are less than 10% of the consolidated totals for the Company.

3. NOTES RECEIVABLE:

Notes receivable primarily result from scaffolding sales. As of December 31, 2001 and 2002, $327 and $679, respectively, of such notes were outstanding with interest rates ranging from 8.5% to 9.0%.

4. GOODWILL:

As of December 31, 2002, goodwill represents the amount paid in connection with the Transaction in excess of the fair value of the identifiable net assets acquired. Prior to December 31, 2001, goodwill was amortized using the straight-line method over five years. Amortization expense related to goodwill was $542 and $2,756 for the years ended December 31, 2000 and 2001, respectively. Goodwill amortization for the year ended December 31, 2001 included an impairment charge of $1.4 million. During 2001, goodwill associated with one of the acquired businesses in 2000 was written down to $0 because management no longer believed the carrying value of that goodwill was recoverable.

Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Accordingly, amortization of goodwill ceased effective January 1, 2002. The Company completed the required transitional impairment test as of January 1, 2002, and in doing so determined that goodwill was not impaired. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2000:

                                                     Predecessor
                            ----------------------------------------------------------------
                                                                         For the period from   For the period from
                                                                           January 1, 2002      October 17, 2002
                            For the Year Ended    For the Year Ended           through               through
                             December 31, 2000     December 31, 2001      October 16, 2002      December 31, 2002
                            ------------------    ------------------     -------------------   -------------------
Reported net income (loss)        $(7,172)              $   563                 $ 8,418               $(1,845)
Add back:
Goodwill amortization                 542                 1,377                      --                    --
                                  -------               -------                 -------               -------
Adjusted net income               $ 6,630               $ 1,940                 $ 8,418               $(1,845)
                                  =======               =======                 =======               =======


5. OTHER ASSETS AND INTANGIBLES:

Other assets and intangibles consists of the following at December 31:

                                               2001 (Predecessor)             2002
                                               ------------------           -------
Customer relationships                             $      --                $52,777
Trade names                                                                  13,514
Deferred financing costs, net of                       3,317                 12,279
   accumulated amortization of $3,127
   and $380
Non-compete agreement                                    330                    213
Notes receivable                                          28                     --
                                                   ---------                -------
                                                   $   3,675                $78,783
                                                   =========                =======

The customer relationships and trade names were recorded at their fair values as a result of the Transaction. The fair value assigned to customer relationships of $53,900 was based on the future discounted cash flows that are expected to result from the customer relationships existing at October 16, 2002. The customer relationships are amortized over twelve years. Amortization expense relating to customer relationships for the period from October 17, 2002 through December 31, 2002 was $1,123. The value assigned to trade names was $13,514. The trade names will not be amortized as this intangible asset has an indefinite life. Amortization expense related to the non-compete agreement was $182, $181, $198, and $43 for the years ended December 31, 2000, and 2001, and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, respectively.

The following summarizes the balances of intangibles as of December 31, 2002:

                                              Gross Carrying       Accumulated         Net Carrying
                                                  Amount           Amortization           Amount
                                              --------------       ------------        ------------
Amortized intangible assets:
    Customer relationships                       $ 53,900             $ (1,123)          $52,777
    Non-compete agreement                             256                  (43)              213
Unamortized intangible assets:
    Trade names                                    13,514                    -            13,514

Aggregate amortization expense for the period from October 17, 2002 through December 31, 2002 was $1,166. Estimated amortization expense for the years ended December 31, is as follows:

    2003                            $ 4,680
    2004                              4,517
    2005                              4,512
    2006                              4,492
    2007                              4,492

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts consists of the following:

                                                                        Predecessor
                                                  -------------------------------------------------------
                                                                                      For the period from    For the period from
                                                  For the Years Ended December 31,       January 1, 2002       October 17, 2002
                                                  --------------------------------          through               through
                                                      2000                2001          October 16, 2002      December 31, 2002
                                                  ------------        ------------    -------------------    -------------------
Balance at beginning of period                    $        770        $        913      $          1,150      $            1,222
Additions charged to operating expenses                  1,560               1,340                   790                     535
Net write-offs                                          (1,417)             (1,103)                 (718)                   (431)
                                                  ------------        ------------      ----------------      ------------------
Balance at end of period                          $        913        $      1,150      $          1,222      $            1,326
                                                  ============        ============      ================      ==================

7. INCOME TAXES:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because those earnings are considered to be permanently invested. If the reinvested earnings were to be remitted, the U. S. income taxes under current law would be immaterial.

For the years ended December 31, 2000 and 2001 and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, the provision (benefit) for income taxes consisted of the following:

                                                                         Predecessor
                                                 --------------------------------------------------------
                                                                                      For the period from      For the period from
                                                 For the Years Ended December 31,       January 1, 2002         October 17, 2002
                                                 --------------------------------           through                  through
                                                     2000                2001           October 16, 2002        December 31, 2002
                                                 ------------        ------------     -------------------      -------------------
Deferred domestic tax (benefit)                  $       (666)       $        440                     878                     (238)
Current foreign tax (benefit)                             339                 244                     906                     (454)
Deferred foreign tax (benefit)                            327                (684)                   (449)                    (424)
                                                 ------------        ------------      ------------------      -------------------

Provision (benefit) for income taxes             $         --        $         --      $            1,335      $            (1,116)
                                                 ============        ============      ==================      ===================

The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision (benefit) for income taxes for the years ended December 31, 2000 and 2001 and the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002 follows:

                                                                       Predecessor
                                                 --------------------------------------------------------
                                                                                     For the period from      For the period from
                                                 For the Years Ended December 31,         January 1, 2002           October 17, 2002
                                                 --------------------------------             through                   through
                                                    2000                 2001           October 16, 2002         December 31, 2002
                                                 ------------        ------------      -------------------      -------------------
Statutory federal income taxes                   $     (2,438)       $        191      $             3,414      $            (1,037)
State and local taxes, net of federal                    (507)                121                      459                      (42)
Foreign tax rate differential                             151                (100)                      92                     (162)
Non-deductible preferred stock
    dividends of subsidiary                             2,535               2,923                    2,630                       --
Interest expense disallowance                              --                  --                    1,274                       --
Valuation allowance                                       114              (3,262)                  (7,602)                      --
Other                                                     145                 127                    1,068                      125
                                                 ------------        ------------      -------------------      -------------------
        Provision (benefit) for income taxes     $         --        $         --      $             1,335      $            (1,116)
                                                 ============        ============      ===================      ===================


The components of the net deferred income tax liability as of December 31, 2001 and 2002 are as follows:

                                         2001 (Predecessor)         2002
                                         ------------------      ----------
Deferred tax assets:
   Accrued liabilities                   $            7,926      $    6,198
   Property and equipment                               954              --
   Net operating loss carryforward                   41,134          47,731
   Valuation allowance                               (7,602)             --
     Other                                               --              70
                                         ------------------      ----------
            Deferred tax assets                      42,412          53,999
                                         ------------------      ----------
Deferred tax liabilities:
   Property and equipment                           (42,860)        (61,441)
     Intangibles                                         --         (25,317)
                                         ------------------      ----------
            Deferred tax liabilities                (42,860)        (86,758)
                                         ------------------      ----------
Deferred income tax liability, net       $             (448)     $  (32,759)
                                         ==================      ==========

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. For the years ended December 31, 2000 and 2001, the valuation allowance increased (decreased) $0.1 million, and $(3.3) million, respectively. During the period from January 1, 2002 through October 16, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million. The valuation allowance on deferred tax assets was reduced to $0 because the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. At December 31, 2002, the Company had net operating loss carryforwards, for federal income tax purposes, of $119.3 million which expire in various years between 2011 and 2022. A majority of the net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 2001 and 2002, are as follows:

                                                         2001 (Predecessor)        2002
                                                         ------------------     ----------
Accounts payable                                         $            6,888     $    6,612
Payroll and related accruals                                         10,201         11,271
Workers' compensation and health benefit liabilities                 12,517         13,580
Accrued interest                                                      5,215          4,081
Other                                                                 2,207          3,734
                                                         ------------------     ----------
                                                         $           37,028     $   39,278
                                                         ==================     ==========

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 2001 and 2002, are as follows:

                              2001 (Predecessor)        2002
                              ------------------     ----------
Notes payable                 $            3,119     $    1,863
Capital lease obligations                  1,798            845
                              ------------------     ----------
                                           4,917          2,708

Less-  Current portion                     2,209          1,883
                              ------------------     ----------
                              $            2,708     $      825
                              ==================     ==========

Notes payable consist of several promissory notes with interest rates of 8.5% to 9.0%. Future principal payments total $1,038 for 2003, $660 for 2004, and $165 for 2005. See Note 11 for the amortization table of the capital lease obligations.

10. LONG-TERM DEBT:

At December 31, 2001 and 2002, the long-term debt consisted of the following:

                                                  2001 (Predecessor)        2002
                                                  ------------------     ----------
Term A loan                                       $            9,000     $       --
Term B loan under Old Credit Agreement                        44,413             --
Credit Facility, due 2009                                         --        130,000
Subordinated Note                                             14,500             --
Old Senior Notes                                             130,000             --
12% Senior Subordinated Notes, due 2012                           --        150,000
13% Intermediate Subordinated Notes, due 2013                     --         35,962
                                                  ------------------     ----------
                                                  $          197,913     $  315,962

Less -
     Current portion                                          13,150          1,300
     Unamortized discount                                      2,403          8,230
                                                  ------------------     ----------
                                                  $          182,360     $  306,432
                                                  ==================     ==========

In connection with the Transaction, Brand issued $150.0 million of 12%, Senior Subordinated Notes (the "Senior Notes") due in 2012. The Senior Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the "Credit Facility"). Amortization expense related to the discount on the Senior Notes for the period from October 17, 2002 through December 31, 2002 was $50. Brand also entered into the Credit Facility which provides for $130.0 million in term loans, a $50.0 million revolving credit facility and a $20.0 million letter of credit facility. As of December 31, 2002, no borrowings were outstanding under the revolving credit facility. Brand also issued $35.0 million of 13%, pay-in-kind notes (the "Intermediate Notes"). The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 was $35. The Intermediate Notes are "pay-in-kind" notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 was $962.

Interest rates under the Credit Facility are based upon the LIBOR rate (for LIBOR loans under the term borrowing) or the base rate (for base rate loans under the term borrowing) plus a margin of 2.5% to 4.0%. As of December 31, 2002, our term borrowings were LIBOR loans at a rate of 5.41%. The average interest rate under term loans for the period from October 17, 2002 through December 31, 2002 was 5.6%. Interest expense on the term loans and the Senior Notes for the period from October 17, 2002 through December 31, 2002 was $5,357. In connection with the Credit Facility, the Company incurred administrative fees and commitment fees of 0.5% on the unused portion of the revolving credit facility. The fees are included in interest expense and totaled $52 for the period from October 17, 2002 through December 31, 2002.

Maturities of debt as of December 31, 2002, are as follows:

                           Year
                           ----
                           2003                      $  1,300
                           2004                         1,300
                           2005                         1,300
                           2006                         1,300
                           2007                         1,300
                           Thereafter                $309,462
                                                     --------
                                    Total            $315,962

As a result of the Transaction, the loans outstanding under the old $190.0 million Credit Agreement (the "Old Credit Agreement"), the old 10 1/4%, $130.0 million Senior Notes (the "Old Senior Notes"), and the old $14.5 million Subordinated Note (the "Old Subordinated Note") were all repaid in full. The average interest rate under the Old Credit Agreement and the Old Senior Note was 10.20%, 9.63%, and 9.21%, for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 through October 16, 2002, respectively. Interest expense under the Old Credit Agreement and the Old Senior Notes for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 through October 16, 2002 was $16,691, $17,901, and $12,433, respectively. Under the Old Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $154, $173, and $158 for the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through October 16, 2002, respectively.

As of December 31, 2001 and 2002, the Company had outstanding letters of credit of $15.0 million and $30.6 million, respectively. For the years ended December 31, 2000 and 2001 and for the periods from January 1, 2002 through October 16, 2002, and from October 17, 2002 through December 31, 2002, the Company paid fees related to such commitments (included in interest expense) of $315, $414, $399 and $254, respectively.

Substantially all of the assets of the Company are pledged as collateral for the Credit Facility. In addition, the Company was required under the Old Credit Agreement and is required under the Credit Facility to comply with various covenants. These covenants include, among other restrictions, the achievement of certain financial ratios. The Company was in compliance with the various covenants at December 31, 2002.

11. LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 2000 and 2001 and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, rent expense was $2,564, $2,970, $2,368, and $791, respectively. The Company leases certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $2,559 and $1,489 as of December 31, 2001 and 2002, respectively.

The future minimum lease payments under noncancelable leases as of December 31, 2002, are as follows:

Year                                            Capital Leases    Operating Leases
----                                            --------------    ----------------
2003                                               $      845         $    2,725
2004                                                       --              1,820
2005                                                       --              1,314
2006                                                       --              1,010
2007                                                       --                629
Thereafter                                                 --                247
                                                   ----------         ----------
Total minimum lease payments                       $      845         $    7,745
                                                                      ==========
Less-  Imputed interest component                          14
                                                   ----------
Present value of net minimum lease payments        $      831
                                                   ==========

12. COMMITMENTS AND CONTINGENCIES:

In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable; however, in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

13. SENIOR EXCHANGEABLE PREFERRED STOCK OF SUBSIDIARY:

Prior to the Transaction, the Company had authorized 1,250,000 shares and at December 31, 2001, had issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Old Senior Preferred Stock"). The liquidation value of each share of Old Senior Preferred Stock was $25.00 at issuance. Dividends were calculated quarterly on the liquidation value of such shares (including accreted dividends) at 14.5% annually. For the years ended December 31, 2000, and 2001, and for the period from January 1, 2002 through October 16, 2002, dividends of $6,338, $7,308, and $6,576, respectively, were accreted. All of the Old Senior Preferred Stock was redeemed and paid in full in connection with the Transaction.

14. STOCKHOLDERS' EQUITY (DEFICIT):

Subsequent to the Transaction, the Company adopted a Management Equity Incentive Program (the "Management Equity Incentive Program"). Under this program, employees of Brand are eligible to participate in both a time-based equity incentive program and a performance-based equity incentive program to purchase Class C units of the LLC. Under the time-based equity incentive program, for so long as a member of management remains employed by Brand, and subject to an accelerated vesting in the event of certain liquidity events, the time-based incentive units issued to each employee vest over a five-year period. Under the performance-based equity incentive program, the number of outstanding performance-based units that will vest upon the occurrence of a liquidity event will be determined by comparing the net equity valuation of Brand to certain net equity valuation targets agreed to between management and the LLC. In the event that no liquidity event occurs prior to October 16, 2009, the number of the outstanding performance-based units that vest on that date will be determined by the fair market value of the LLC on that date. As of December 31, 2002, 195,142 and 1,170,854 time-based and performance-based Class C units were issued and outstanding, respectively.

The value of the Class C units under the Management Equity Incentive Program is based upon a formula which calculates the net equity of the LLC. As such, the Company will record compensation expense utilizing variable plan accounting to account for the Management Equity Incentive Program. A liability will be recorded for the amount that would be payable to Class C unit holders at each balance sheet date. As of December 31,2002, the redemption value of the Class C units is $0 and, accordingly, no liability has been recorded.

In 1997, the Board of Directors of DLJ Brand adopted the Plan for key employees of the Company. In connection with the Transaction, all stock options were exercised and all shares of stock were redeemed on October 16, 2002. The following table summarizes stock option transactions under the Plan for 2000, 2001, and 2002:

                                                                                     Predecessor
                                             --------------------------------------------------------------------------------------
                                              January 1, 2000         January 1, 2001
                                                  through                through                           January 1, 2002
                                             December 31, 2000       December 31, 2001                 through October 16, 2002
                                             -----------------       -----------------           ----------------------------------
                                                                                                                   Weighted-Average
                                                                                                  Shares            Exercise Price
                                                                                                 --------          ----------------
Options outstanding at beginning of period          269,800                284,050                402,100               $   1.53
Options granted                                      25,000                131,000                321,000                   5.80
Options canceled                                      9,750                  5,250                     --                     --
Options exercised                                     1,000                  7,700                723,100                   3.43
                                                   --------               --------               --------               --------
Options outstanding at end of period                284,050                402,100                     --                     --
                                                   --------               --------               --------               --------

Exercisable at end of period                        201,500                284,800                     --                     --
                                                   ========               ========               ========               ========

The weighted-average exercise price of the outstanding options as of December 31, 2000 and 2001 was $1.03 and $1.53, respectively. Prior to the Transaction, certain members of management were extended loans with full recourse for the purchase of stock of the Predecessor company. In connection with the Transaction, all loans were repaid in full.

15. THE TRANSACTION

On October 16, 2002, the LLC acquired 100% of DLJ Brand in a stock transaction accounted for as a business combination using the purchase method of accounting. The total amount of consideration paid in the Transaction, including the payment of transaction costs incurred by the buyer, was approximately $524.4 million. The financial statements of Brand Intermediate Holdings, Inc. have been prepared utilizing push-down accounting reflecting the LLC's cost of the acquisition. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed on the date of the Transaction:

Current assets                                      $ 62,662
Property and equipment                               203,876
Other assets                                          12,916
Intangible assets not subject to amortization -
     Trade names                                      13,514
Intangible assets subject to amortization -
    Customer relationships (twelve year life)         53,900
Goodwill                                             247,891
                                                    --------
    Total assets acquired                            594,759
                                                    --------
Current liabilities                                   36,938
Deferred tax liability                                33,421
                                                    --------
     Total liabilities assumed                        70,359
                                                    --------
     Net assets acquired                            $524,400
                                                    ========

In connection with the Transaction, the LLC made a capital contribution to Brand Intermediate Holdings, Inc. in the amount of $223,498. The following unaudited pro forma results of operations assume that the Transaction occurred as of the beginning of each year presented:

                           Unaudited
                   --------------------------
                      2001            2002
                   ----------      ----------
Total revenues     $  305,089      $  369,769
Pretax income         (12,017)         (9,521)
Net income             (7,210)         (5,713)

16. RELATED-PARTY TRANSACTIONS:

Prior to the Transaction, certain shareholders of DLJ Brand received a quarterly Management Advisory Fee in return for management, advisory and other services rendered. For the years ended December 31, 2000 and 2001, and for the period from January 1, 2002 through October 16, 2002, such fees totaled $500, $500, and $375, respectively.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million. Also, JPMP holds $15.0 million of the $35.0 million Intermediate Notes and holds 221,484 warrants to purchase certain voting equity interests of the LLC.

17. EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan ("401(k) Plan"). Substantially all employees are eligible to participate in the Plan, after one year of service. Participants may elect to defer 1% to 25% of their salary, up to the Internal Revenue Service limitation. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the years ended December 31, 2000 and 2001, and for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002 the Company expensed $383, $411, $402, and $119, respectively, for contributions to the 401(k) Plan.


18. FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Notes Receivable - Recorded amounts of notes receivable approximate their fair value.

Term Loans - The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

Old Senior Notes - The fair value of the Old Senior Notes is based on market rates obtained from dealers.

Notes Payable and Capital Lease Obligations - Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

Old 14.5% Senior Exchangeable Preferred Stock - The fair value of the Old 14.5% Senior Exchangeable Preferred Stock is based on market rates obtained from dealers.

12% Senior Subordinated Notes - The fair value of the Senior Notes is based upon market rates obtained from dealers.

13% Intermediate Notes - The carrying value of the Intermediate Notes approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2002, are as follows:

                                                    2001 (Predecessor)                  2002
                                                  -----------------------     -----------------------
                                                  Carrying                    Carrying
                                                   Amount      Fair Value      Amount      Fair Value
                                                  --------     ----------     --------     ----------
Notes receivable                                  $    327     $      327     $    679     $      679
Term loans (a)                                      53,413         53,413      130,000        130,000
Old Senior Notes                                   130,000        122,200           --             --
Notes payable and capital lease obligations          4,917          4,917        2,708          2,708
Old 14.5% senior exchangeable preferred stock       55,050         46,911           --             --
12% Senior Subordinated Notes (a)                       --             --      150,000        156,750
13% Intermediate Notes (a)                              --             --       35,962         35,962

     (a) Excludes discount.

19. ACQUISITIONS:

In December 2001, the Company purchased the scaffolding business of United Rentals, Inc. for an aggregate purchase price of $3.8 million in cash and $0.5 million in a note payable, which was entirely allocated to property and equipment. The purchase price approximated the fair market value of the assets purchased. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of acquisition. The pro forma effects of this acquisition are not material to the financial position or results of operation of the company.

During 2000, the Company acquired four companies in four separate transactions for an aggregate purchase price of $11.0 million in cash, $3.3 million in notes payable, and $3.0 million of possible future payments conditioned upon the operating results of two of the acquired companies. The purchase prices, allocated to assets and liabilities assumed, were based on relative fair values. In connection with the acquisitions, the Company recorded goodwill in the amount of $6.0 million based upon the allocation of the purchase prices of the acquisitions. Each of the above acquisitions was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the respective date of acquisition.

20. NEW ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 for its December 2001 acquisition. See Note 4 for the disclosures required by SFAS No. 142.

Under SFAS No. 143, "Accounting for Asset Retirement Obligations", the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002 with no material impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FASB Interpretation 45 was implemented in the fourth quarter 2002. The adoption of this FASB Interpretation did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Implementation of SFAS No. 148 will not have a material impact on the results of operations of the Company.

21. SUPPLEMENTAL CONSOLIDATING INFORMATION:

The 12% Senior Notes, which are an obligation of Brand Services, Inc. are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Intermediate Holdings (which are all 100% owned by Brand Intermediate Holdings) and by Brand Intermediate Holdings, Inc. Supplemental consolidating information of Brand Intermediate Holdings, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiaries is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the asset held by and the operations of the guarantor and non-guarantor subsidiaries.

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002

                                                                                            BRAND                         BRAND
                                                    BRAND                      NON-      INTERMEDIATE  ADJUSTMENTS     INTERMEDIATE
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                ASSETS                               INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Current Assets:
   Cash and cash equivalents                      $   3,931  $         --  $      1,480  $         --  $       (594)  $        4,817
   Trade accounts receivable                             --        57,044         1,419            --            --           58,463
   Accrued revenue                                       --         3,370             9            --            --            3,379
   Notes receivable, current portion                    293           386            --            --            --              679
   Other current assets                               4,302         8,044           783            --          (688)          12,441
   Due from affiliates                               78,319         1,372           218            --       (79,909)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
          Total current assets                       86,845        70,216         3,909            --       (81,191)          79,779
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Property and Equipment:
   Land                                                  --           843           318            --            --            1,161
   Buildings and leasehold improvements                  11         2,791           318            --            --            3,120
   Vehicles and other equipment                       5,972        14,174         3,190            --            --           23,336
   Scaffolding equipment                            167,864            --        11,357            --            --          179,221
                                                  ---------  ------------  ------------  ------------  ------------   --------------
          Total property and equipment, at cost     173,847        17,808        15,183            --            --          206,838

   Less accumulated depreciation and
   amortization                                       5,258         1,335           960            --            --            7,553
                                                  ---------  ------------  ------------  ------------  ------------   --------------
          Total property and equipment, net         168,589        16,473        14,223            --            --          199,285
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Due from affiliates                                   9,750            --            --        36,020       (45,770)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Deferred tax asset                                       --            --            --         2,375        (2,375)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Investment in subsidiaries                               --            --            --       214,314      (214,314)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Goodwill                                            247,891            --            --            --            --          247,891
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Customer relationships                               52,777            --            --            --            --           52,777
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Intangibles and other assets                         25,023            --            --           983            --           26,006
                                                  ---------  ------------  ------------  ------------  ------------   --------------
          Total assets                            $ 590,875  $     86,689  $     18,132  $    253,692  $   (343,650)  $      605,738
                                                  =========  ============  ============  ============  ============   ==============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002 (continued)

                                                                                            BRAND                          BRAND
                                                    BRAND                      NON-      INTERMEDIATE  ADJUSTMENTS     INTERMEDIATE
LIABILITIES AND STOCKHOLDER'S EQUITY              SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
(DEFICIT)                                            INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Current Liabilities:
   Current maturities of long-term debt           $   1,300  $         --  $         --  $         --  $         --   $        1,300
   Notes payable and capital lease
   obligations, current portion                       1,883            --            --            --            --            1,883
   Accounts payable and accrued expenses             31,883         8,340           337            --        (1,282)          39,278
   Deferred revenue                                     300         1,164             4            --            --            1,468
   Due to affiliates                                  1,372        72,795         5,742            --       (79,909)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
          Total current liabilities                  36,738        82,299         6,083            --       (81,191)          43,929
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Long-term debt                                      274,533            --            --        31,899            --          306,432
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Notes payable and capital lease obligations             825            --            --            --            --              825
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Deferred income taxes                                31,807            --         3,327            --        (2,375)          32,759
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Due to affiliates                                    36,020            --         9,750            --       (45,770)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------

Total stockholder's equity (deficit)                210,952         4,390        (1,028)      221,793      (214,314)         221,793
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Total liabilities and stockholder's
equity (deficit)                                  $ 590,875  $     86,689  $     18,132  $    253,692  $   (343,650)  $      605,738
                                                  =========  ============  ============  ============  ============   ==============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Balance Sheet
December 31, 2001

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                ASSETS                               INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Current Assets:
    Cash and cash equivalents                     $  10,788  $         --  $      2,057  $         --  $       (185)  $       12,660
    Trade accounts receivable                            --        51,750         1,425            --            --           53,175
    Accrued revenue                                      --         1,946           184            --            --            2,130
    Notes receivable, current portion                    --           299            --            --            --              299
    Other current assets                              2,120         5,740           558            --          (413)           8,005
    Due from affiliates                                  --        47,700            --            --       (47,700)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
            Total current assets                     12,908       107,435         4,224            --       (48,298)          76,269
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Property and Equipment:
    Land                                                 --         1,625            96            --            --            1,721
    Buildings and leasehold
    improvements                                        243         4,109           156            --            --            4,508
    Vehicles and other equipment                     10,728        18,960         4,854            --            --           34,542
    Scaffolding equipment                           205,390            --        11,386            --            --          216,776
                                                  ---------  ------------  ------------  ------------  ------------   --------------
            Total property and
            equipment, at cost                      216,361        24,694        16,492            --            --          257,547
    Less accumulated depreciation and
    amortization                                     68,210        10,685         5,008            --            --           83,903
                                                  ---------  ------------  ------------  ------------  ------------   --------------
            Total property and                      148,151        14,009        11,484            --            --          173,644
            equipment, net
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Due from affiliates                                   9,750            --            --            --        (9,750)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Deferred tax asset                                      780            --            --            --          (780)              --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Investment in subsidiaries                               --            --            --       (24,760)       24,760               --
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Goodwill                                              3,848            --            --            --            --            3,848
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Intangibles and other assets                          3,675            --            --            --            --            3,675
                                                  ---------  ------------  ------------  ------------  ------------   --------------
            Total assets                          $ 179,112  $    121,444  $     15,708  $    (24,760) $    (34,068)  $      257,436
                                                  =========  ============  ============  ============  ============   ==============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Balance Sheet
December 31, 2001 (continued)

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
LIABILITIES AND STOCKHOLDER'S EQUITY              SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
(DEFICIT)                                            INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Current Liabilities:
          Revolving loan                          $      --  $         --  $         --  $         --  $         --   $          --
          Current maturities of long-term debt       13,150            --            --            --            --          13,150
          Notes payable and capital lease
          obligations, current portion                2,204             5            --            --            --           2,209
          Accounts payable and accrued expenses      31,033         6,291           302            --          (598)         37,028
          Deferred revenue                              300         1,040            --            --            --           1,340
          Due to affiliates                          42,867            --         4,833            --       (47,700)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
                   Total current liabilities         89,554         7,336         5,135            --       (48,298)         53,727
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Long-term debt                                      170,263            --            --        12,097            --         182,360
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Notes payable and capital lease obligations           2,708            --            --            --            --           2,708
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Deferred income taxes                                    --            --         1,228            --          (780)            448
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Preferred stock in subsidiaries                      55,050            --            --            --            --          55,050
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Due to affiliates                                        --            --         9,750            --        (9,750)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Total stockholder's equity (deficit)               (138,463)      114,108          (405)      (36,857)       24,760         (36,857)
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Total liabilities and stockholder's equity
(deficit)                                         $ 179,112  $    121,444  $     15,708  $    (24,760) $    (34,068)  $     257,436
                                                  ---------  ------------  ------------  ------------  ------------   -------------

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Period from October 17, 2002 through December 31, 2002

                                                                                            BRAND                         BRAND
                                                    BRAND                      NON-      INTERMEDIATE  ADJUSTMENTS     INTERMEDIATE
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Revenue:
    Labor                                         $      --  $     60,975  $      1,848  $         --  $         --   $      62,823
    Equipment rental                                     --        14,399           487            --            --          14,886
    Equipment sales                                      --         1,908            12            --          (333)          1,587
    Intercompany revenue                              3,182            11            --            --        (3,193)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Total revenues                          3,182        77,293         2,347            --        (3,526)         79,296
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Operating expenses:
    Labor                                               290        50,638         1,647            --            --          52,575
    Equipment rental                                  6,498           669         1,093            --            --           8,260
    Equipment sales                                      --         1,526             5            --          (464)          1,067
    Divisional operating expenses                         2         3,351            48            --            --           3,401
    Intercompany operating expenses                      --         3,182            11            --        (3,193)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Total operating expenses                6,790        59,366         2,804            --        (3,657)         65,303
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Gross profit                           (3,608)       17,927          (457)           --           131          13,993
Selling and administrative expenses                   2,573         5,844         1,591            --            --          10,008
                                                  ---------  ------------  ------------  ------------  ------------   -------------
                Operating income                     (6,181)       12,083        (2,048)           --           131           3,985
Interest expense                                      6,070            --            --         1,020            15           7,105
Interest income                                        (142)           --            (2)           --           (15)           (159)
Intercompany interest                                 1,020            --            --        (1,020)           --              --
Equity in loss (income) of subsidiaries                  --            --            --         1,845        (1,845)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------

              Income (loss) before provision for
              income tax                            (13,129)       12,083        (2,046)       (1,845)        1,976          (2,961)

Provision (benefit) for income tax                   (5,071)        4,833          (878)           --            --          (1,116)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

              Net income (loss)                   $  (8,058) $      7,250  $     (1,168) $     (1,845) $      1,976   $      (1,845)
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Period from January 1, 2002 through October 16, 2002

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Revenue:
       Labor                                      $     453  $    212,715  $      9,597            --  $       (453)  $     222,312
       Equipment rental                                  --        56,741         3,210            --            --          59,951
       Equipment sales                                   --        10,131           175            --        (2,096)          8,210
       Intercompany revenue                          14,728            33            --            --       (14,761)             --
                                                  ---------  ------------  ------------    ----------  ------------   -------------
          Total revenues                             15,181       279,620        12,982            --       (17,310)        290,473
                                                  ---------  ------------  ------------    ----------  ------------   -------------
Operating expenses:
       Labor                                             --       171,624         8,408            --          (453)        179,579
       Equipment rental                              14,972         3,167         2,271            --            --          20,410
       Equipment sales                                   --         8,071           131            --        (2,747)          5,455
       Divisional operating expenses                     30        12,671           335            --            --          13,036
       Intercompany operating expenses                   --        14,728            33            --       (14,761)             --
                                                  ---------  ------------  ------------    ----------  ------------   -------------
          Total operating expenses                   15,002       210,261        11,178            --       (17,961)        218,480
                                                  ---------  ------------  ------------    ----------  ------------   -------------
          Gross profit                                  179        69,359         1,804            --           651          71,993
Selling and administrative expenses                  11,284        20,441           777            --            --          32,502
Non-cash compensation                                 2,479            --            --            12            --           2,491
Transaction expenses                                  5,297            --            --            --            --           5,297
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Operating income                          (18,881)       48,918         1,027           (12)          651          31,703
Interest expense                                     13,727             1            --         1,812           (15)         15,525
Interest income                                        (148)           (1)          (17)           --            15            (151)
Equity in loss (income) of subsidiaries                  --            --            --        (7,867)        7,867              --
Accretion of preferred stock dividends of
subsidiary                                            6,576            --            --            --            --           6,576
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Income (loss) before provision for
          income tax                                (39,036)       48,918         1,044         6,043        (7,216)          9,753
Provision (benefit) for income tax                  (16,314)       19,567           457        (2,375)           --           1,335
                                                  ---------  ------------  ------------  ------------  ------------   -------------

          Net income (loss)                       $ (22,722) $     29,351  $        587  $      8,418  $     (7,216)  $       8,418
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Revenue:
      Labor                                       $   1,408  $    228,525  $     12,742  $         --  $    (16,576)  $     226,099
      Equipment rental                                   --        64,657         3,477            --            (4)         68,130
      Equipment sales                                    --        13,417            80            --        (2,637)         10,860
      Intercompany revenue                           18,494            78            --            --       (18,572)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
                Total revenues                       19,902       306,677        16,299            --       (37,789)        305,089
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Operating expenses:
      Labor                                                       187,497        11,470            --       (16,295)        182,672
      Equipment rental                               19,841         3,530         2,675            --            (4)         26,042
      Equipment sales                                    --        10,041            52            --        (3,240)          6,853
      Divisional operating expenses                      57        16,353           315            --            --          16,725
      Intercompany operating expenses                    --        16,748            --            --       (16,748)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Total operating expenses               19,898       234,169        14,512            --       (36,287)        232,292
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Gross profit                                4        72,508         1,787            --        (1,502)         72,797
Selling and administrative expenses                  17,004        25,007           762            12            --          42,785
Intercompany selling and administrative expenses         --            --         1,824            --        (1,824)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
              Operating income                      (17,000)       47,501          (799)          (12)          322          30,012
Interest expense                                     20,567             6           224         1,953            --          22,750
Interest income                                        (609)           --            --            --            --            (609)
Equity in loss (income) of subsidiaries                  --            --            --        (2,528)        2,528              --
Accretion of preferred stock dividends of
subsidiary                                            7,308            --            --            --            --           7,308
                                                  ---------  ------------  ------------  ------------  ------------   -------------

                Income (loss) before provision
                for income tax                      (44,266)       47,495        (1,023)          563        (2,206)            563

Provision (benefit) for income tax                  (18,558)       18,998          (440)           --            --              --
                                                  ---------  ------------  ------------  ------------  ------------   -------------

                Net income (loss)                 $ (25,708) $     28,497  $       (583) $        563  $     (2,206)  $         563
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2000

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
Revenue:
      Labor                                       $     294  $    180,930  $      9,256  $         --  $       (589)  $     189,891
      Equipment rental                                   --        63,595         3,758            --          (293)         67,060
      Equipment sales                                   412         6,562           141            --            --           7,115
      Intercompany revenue                            1,312            62            --            --        (1,374)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Total revenues                              2,018       251,149        13,155            --        (2,256)        264,066
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Operating expenses:
      Labor                                              --       147,521         8,032            --          (472)        155,081
      Equipment rental                               20,301         6,377         1,027            --          (293)         27,412
      Equipment sales                                    24         4,710            93            --            --           4,827
      Divisional operating expenses                      35        16,053           281            --            --          16,369
      Intercompany operating expenses                   117            --            --            --          (117)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Total operating expenses                   20,477       174,661         9,433            --          (882)        203,689
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Gross profit                              (18,459)       76,488         3,722            --        (1,374)         60,377
Selling and administrative expenses                  10,139        28,174           929            12            --          39,254
Intercompany selling and administrative expenses         --            --         1,374            --        (1,374)             --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Operating income                          (28,598)       48,314         1,419           (12)           --          21,123
Interest expense                                     20,457            31            --         1,638           (74)         22,052
Interest income                                         (95)           --           (74)           --            74             (95)
Equity in loss (income) of subsidiaries                  --            --            --         5,522        (5,522)             --
Accretion of preferred stock dividends of
subsidiary                                            6,338            --            --            --            --           6,338
                                                  ---------  ------------  ------------  ------------  ------------   -------------
          Income (loss) before provision for
          income tax                                (55,298)       48,283         1,493        (7,172)        5,522          (7,172)

Provision (benefit) for income tax                  (19,979)       19,313           666            --            --              --
                                                  ---------  ------------  ------------  ------------  ------------   -------------

          Net income (loss)                       $ (35,319) $     28,970  $        827  $     (7,172) $      5,522   $      (7,172)
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Period from October 17, 2002 through December 31, 2002

                                                                                            BRAND                         BRAND
                                                    BRAND                      NON-      INTERMEDIATE  ADJUSTMENTS     INTERMEDIATE
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities         $   6,103  $      1,238  $        947  $         --  $        161   $       8,449
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                  (2,378)       (1,238)          (92)           --            --          (3,708)
Proceeds from sales of property and equipment           460            --            --            --            --             460
Payments for acquisitions                          (524,400)           --            --            --            --        (524,400)
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash used for investing activities             (526,318)       (1,238)          (92)           --            --        (527,648)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations                  (804)           --            --            --            --            (804)
Proceeds from long-term debt                        310,097            --            --            --            --         310,097
Payment of deferred financing fees                  (12,659)           --            --            --            --         (12,659)
Capital contribution from the LLC                   223,498            --            --            --            --         223,498
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash provided by (used for) financing
activities                                          520,132            --            --            --            --         520,132
                                                  ---------  ------------  ------------  ------------  ------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             (83)           --           855            --           161             933

CASH AND CASH EQUIVALENTS, beginning of period        4,014            --           625            --          (755)          3,884
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $   3,931  $         --  $      1,480  $         --  $       (594)  $       4,817
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Period from January 1, 2002 through October 16, 2002

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities         $  36,576  $        787  $       (574) $         --  $       (570)  $      36,219
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                 (11,176)         (787)         (858)           --            --         (12,821)
Proceeds from sale of property and equipment          2,639            --            --            --            --           2,639
Investment in subsidiaries                               67            --            --           (67)           --              --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash used for investing activities               (8,470)         (787)         (858)          (67)           --         (10,182)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt                          (33,475)           --            --            --            --         (33,475)
Payments on capital lease obligations                (1,405)           --            --            --            --          (1,405)
Exercise of stock options                                --            --            --            67            --              67
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash provided by (used for) financing
activities                                          (34,880)           --            --            67            --         (34,813)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (6,774)           --        (1,432)           --          (570)         (8,776)

CASH AND CASH EQUIVALENTS, beginning of period       10,788            --         2,057            --          (185)         12,660
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $   4,014  $         --  $        625  $         --  $       (755)  $       3,884
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities         $  25,338  $      3,087  $      1,065  $         --  $        (49)  $      29,441
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                 (16,252)       (3,087)         (296)           --            --         (19,635)
Proceeds from sale of property and equipment          2,871            --            --            --            --           2,871
Payments for acquisitions                            (3,800)           --            --            --            --          (3,800)
Investment in subsidiaries                               40            --            --           (40)           --              --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash used for investing activities              (17,141)       (3,087)         (296)          (40)           --         (20,564)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                         15,000            --            --            --            --          15,000
Payments of long-term debt                           (8,912)           --            --            --            --          (8,912)
Exercise of stock options                                --            --            --            40            --              40
(Payments)  borrowings on revolving loans            (4,125)           --            --            --            --          (4,125)
Payments on capital lease obligations                (1,359)           --            --            --            --          (1,359)
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash provided by (used for) financing
activities                                              604            --            --            40            --           644
                                                  ---------  ------------  ------------  ------------  ------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           8,801            --           769            --           (49)          9,521

CASH AND CASH EQUIVALENTS, beginning of period        1,987            --         1,288            --          (136)          3,139
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $  10,788            --  $      2,057  $         --  $       (185)  $      12,660
                                                  =========  ============  ============  ============  ============   =============

               BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000

                                                    BRAND                      NON-        DLJ BRAND   ADJUSTMENTS      DLJ BRAND
                                                  SERVICES,   GUARANTOR     GUARANTOR      HOLDINGS,       AND        HOLDINGS, INC.
                                                     INC.    SUBSIDIARIES  SUBSIDIARIES      INC.      ELIMINATIONS    CONSOLIDATED
                                                  ---------  ------------  ------------  ------------  ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities         $  13,790  $      4,627  $       (245) $         --  $      1,322   $      19,494
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                 (27,438)       (4,648)         (148)           --            --         (32,234)
Proceeds from sales of property and equipment         3,672            --            --            --            --           3,672
Payments for acquisitions                           (10,955)           --            --            --            --         (10,955)
Investment in subsidiaries                              354            --            --          (354)           --              --
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash used for investing activities              (34,367)       (4,648)         (148)         (354)           --         (39,517)
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                         30,000            --            --            --            --          30,000
Payments of long-term debt                           (6,175)           --            --            --            --          (6,175)
Exercise of stock options                                --            --            --           354            --             354
(Payments)  borrowings on revolving loans               165            --            --            --            --             165
Payments on capital lease obligations                (1,426)           --            --            --            --          (1,426)
                                                  ---------  ------------  ------------  ------------  ------------   -------------
Net cash provided by (used for) financing
activities                                           22,564            --            --           354            --          22,918
                                                  ---------  ------------  ------------  ------------  ------------   -------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           1,987           (21)         (393)           --         1,322           2,895

CASH AND CASH EQUIVALENTS, beginning of period           --            21         1,681            --        (1,458)            244
                                                  ---------  ------------  ------------  ------------  ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $   1,987  $         --  $      1,288  $         --  $       (136)  $       3,139
                                                  =========  ============  ============  ============  ============   =============

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BRAND INTERMEDIATE HOLDINGS, INC.


Date: March 31, 2003                   By:
                                          --------------------------------------
                                          John M. Monter
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.



                                       By:
                                          --------------------------------------
                                          John M. Monter
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


                                       By:
                                          --------------------------------------
                                          Jeffrey W. Peterson
                                          Chief Financial Officer and Vice
                                          President, Finance
                                          (Principal Financial and Accounting
                                          Officer)


                                          --------------------------------------
                                          Christopher C. Behrens
                                          Director


                                          --------------------------------------
                                          Sean E. Epps
                                          Director


                                          --------------------------------------
                                          Arnold L. Chavkin
                                          Director

                                INDEX TO EXHIBITS

      Exhibit
       Number                               Description
      -------                               -----------
          3.1  Certificate of Incorporation of Brand Services, Inc. (1)

          3.2  Certificate of Amendment of Certificate of Incorporation of Brand
               Services, Inc. (1)

          3.3  Amended and Restated By-Laws of Brand Services, Inc. (1)

          3.4  Certification of Incorporation of Brand Intermediate Holdings, Inc. (2)

          3.5  By-Laws of Brand Intermediate Holdings, Inc. (2)

          4.1  Indenture dated as of October 16, 2002, between Brand Services,
               Inc. and Bank of New York Trust Company of Texas, N.A., as
               Trustee. (2)

          4.2 Registration Rights Agreement, dated as of October 16, 2002, between the Company and Credit Suisse First Boston Corporation and J.P. Morgan Securities, Inc., as initial purchasers. (2)

         10.1  Indenture dated as of October 16, 2002, between Brand
               Intermediate Holdings and Bank of New York Trust Company of
               Texas, N.A., as Trustee. (2)

         10.2  Credit Agreement dated as of October 16, 2002, among Brand
               Services, Inc., the lenders party thereto, and Credit Suisse
               First Boston Corporation, as Administrative Agent. (2)

         10.3  Security Agreement dated as of October 16, 2002, among Brand
               Services, Inc., the lenders party thereto, and Credit Suisse
               First Boston Corporation, as Administrative Agent. (2)

         10.4 Amended Employment Agreement dated as of October 16, 2002, between the Company and John M. Monter. (2)

         10.5  Employment Agreements dated as of October 16, 2002, between the
               Company and members of the Brand Advisory Team. (2)

         12.1  Statement re Computation of Earnings to Fixed Charges. (3)

         16.1  Letter Regarding Change in Certifying Accountant. (2)

         21.1  Subsidiaries of Brand Services, Inc. (2)

         99.1  Certification of Chief Executive Officer, pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002. (3)

         99.2  Certification of Chief Financial Officer, pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002. (3)


          (1) Incorporated herein by reference to exhibit of the same number in the Registrant's Registration Statement on Form S-1, Registration Number 333-56817.

          (2) Incorporated herein by reference for exhibit of the same number in the Registrant's Registration Statement on Form S-4, Registration Number 333-102511.

          (3)  Filed herewith.

                      Chief Executive Officer Certification

I, John M. Monter, certify that:

1. I have reviewed this annual report on Form 10-K of Brand Intermediate Holdings, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                       /s/ John M. Monter
                                       -----------------------------------------
                                       John M. Monter
                                       Chairman, Chief Executive Officer,
                                       President and Director

                      Chief Financial Officer Certification

I, Jeffrey W. Peterson, certify that:

1. I have reviewed this annual report on Form 10-K of Brand Intermediate Holdings, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                       /s/ Jeffrey W. Peterson
                                       -----------------------------------------
                                       Jeffrey W. Peterson
                                       Chief Financial Officer and Vice
                                       President, Finance