Form 10-Q
period 2003-03-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2003-05-12
CIK 1219808

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-56817

BRAND INTERMEDIATE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3909682 (I.R.S. employer identification no.)

15450 South Outer 40, #270, Chesterfield, MO (Address of principal executive offices)	63017 (Zip Code)

Registrant’s telephone number, including area code: (636) 519-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [  ]  No:  [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at April 30, 2003 1,000 shares

INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2003	3
	Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003	4-5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2003	6-7
	Notes to the Consolidated Financial Statements	8-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		29
CERTIFICATIONS		30-33

Page -2-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Three Months Ended
	March 31,

	2002	2003

Revenues:
Labor	$72,853	$77,076
Equipment rental	19,409	19,247
Equipment sales	2,764	1,906

Total revenues	95,026	98,229
Operating expenses:
Labor	58,825	63,381
Equipment rental	5,982	9,984
Equipment sales	1,799	1,243
Divisional operating expenses	4,121	4,089

Total operating expenses	70,727	78,697

Gross profit	24,299	19,532
Selling and administrative expenses	9,587	11,431

Operating income	14,712	8,101
Interest expense	4,986	7,955
Interest income	(61)	(43)
Accretion of preferred stock dividends of subsidiary	1,995	—

Income before provision (benefit) for income tax	7,792	189
Income tax provision (benefit)	(1,986)	76

Net income	$9,778	$113

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -3-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	March 31, 2003
	2002	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,817	$10,993
Trade accounts receivable, net of allowance for doubtful accounts of $1,326 in 2002 and $1,427 in 2003	58,463	64,271
Accrued revenue	3,379	2,536
Notes receivable	679	343
Other current assets	12,441	10,936

Total current assets	79,779	89,079

PROPERTY AND EQUIPMENT:
Land	1,161	1,186
Buildings and leasehold improvements	3,120	3,200
Vehicles and other equipment	23,336	24,251
Scaffolding equipment	179,221	181,788

Total property and equipment, at cost	206,838	210,425
Less–Accumulated depreciation and amortization	7,553	17,084

Total property and equipment, net	199,285	193,341

GOODWILL	247,891	248,166
CUSTOMER RELATIONSHIPS	52,777	51,654
OTHER ASSETS AND INTANGIBLES	26,006	25,821

TOTAL ASSETS	$605,738	$608,061

(Continued on following page)

Page -4-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

		March 31,
	December 31,	2003
	2002	(unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,300	$1,300
Notes payable and capital lease obligations, current portion	1,883	1,222
Accounts payable and accrued expenses	39,278	40,399
Deferred revenue	1,468	1,291

Total current liabilities	43,929	44,212

LONG-TERM DEBT	306,432	307,331

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	825	644

DEFERRED INCOME TAXES	32,759	33,055

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	223,498	223,498
Cumulative translation adjustment	140	1,053
Accumulated deficit	(1,845)	(1,732)

Total stockholder’s equity	221,793	222,819

Total liabilities and stockholder’s equity	$605,738	$608,061

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Page -5-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Three Months Ended
	March 31,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,778	113
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,358	10,626
Deferred income taxes	(2,672)	76
Non-cash interest	682	1,358
Preferred stock dividends of subsidiary	1,995	—
Gain on sale of scaffolding equipment	(295)	(197)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,520)	(5,808)
Accrued revenue	(1,151)	843
Notes receivable	(354)	336
Other current assets	(2,714)	1,505
Accounts payable and accrued expenses	(922)	1,121
Deferred revenue	(301)	(177)
Other	(31)	(17)

Net cash flows from operating activities	1,853	9,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,277)	(2,897)
Proceeds from sales of property and equipment	694	461

Net cash flows from investing activities	(4,583)	(2,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(6,250)	(325)
Redemption of parent company stock	(2)	—
Payments on capital lease obligations	(409)	(842)

Net cash flows from financing activities	(6,661)	(1,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,391)	6,176
CASH AND CASH EQUIVALENTS, beginning of period	12,660	4,817

CASH AND CASH EQUIVALENTS, end of period	$3,269	$10,993

(Continued on following page)

Page -6-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Three Months Ended
	March 31,

	2002	2003

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,275	$3,526
Income taxes paid	2	54

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -7-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended March 31, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2002 and 2003. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

1. Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of March 31, 2003, the voting equity interests of the LLC are owned 76.7% by J.P. Morgan Partners and its affiliates (“JPMP”) and 23.3% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly-owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months ended March 31, 2003 may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

The Company operates in one segment and provides scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine maintenance of refineries, chemical plants and utilities, as well as for new construction and renovation projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property

Page -8-

and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

2. Summary of Significant Accounting Policies

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

3. Accrued Revenue

Accrued revenue represents work performed which either due to contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

4. Debt and Borrowing Arrangements

At December 31, 2002 and March 31, 2003, long-term debt consisted of the following (in thousands):

	December 31,	March 31, 2003
	2002	(unaudited)

Credit Facility, due 2009	$130,000	$129,675
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	35,962	37,088

	315,962	316,763
Less
Current portion	1,300	1,300
Unamortized discount	8,230	8,132

	$306,432	$307,331

For the three months ended March 31, 2002, the weighted-average interest rate of loans outstanding under the Old Credit Facility was 5.7%. For the three months ended March 31, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.4%.

5. Deferred Revenue

Page -9-

Deferred revenue represents amounts collected from customers at a faster rate than work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

6. Commitments and Contingencies

In the ordinary course of conducting its business, the Company becomes involved in various pending claims and lawsuits. These primarily relate to employee matters. The outcome of these matters is not presently determinable. However, in the opinion of management, based on the advice of legal counsel, the resolution of these matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company.

7. Comprehensive Income

For the three months ended March 31, 2002 and 2003, comprehensive income was $8.5 million and $1.0 million, respectively.

8. Income Taxes

For the three months ended March 31, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million and recorded an income tax provision of $5.6 million. During the three months ended March 31, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. The effective tax rate of 40.2% is greater than the federal statutory rate of 35% primarily due to state income taxes for the three months ended March 31, 2003. The following table provides a summary of the provision (benefit) for income taxes for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31, 2002	Three Months Ended
	(unaudited)	March 31, 2003
	(Predecessor)	(unaudited)

Current provision	$286	$—
Deferred provision	5,330	76
Reduction of valuation allowance	(7,602)	—

Provision (benefit) for income taxes	$(1,986)	$76

9. The Transaction

On October 16, 2002, the LLC acquired 100% of DLJ Brand in a stock transaction accounted for as a business combination using the purchase method of accounting. The total amount of consideration paid in the Transaction, including the payment of transaction costs incurred by the buyer, was approximately $524.4 million. The financial statements of Brand Intermediate Holdings, Inc. have been prepared utilizing push-down accounting reflecting the LLC’s cost of the acquisition. In connection with the Transaction, the LLC made a capital

Page -10-

contribution to Brand Intermediate Holdings, Inc. in the amount of $223,498. The following unaudited pro forma results of operations assume that the Transaction occurred on January 1, 2002:

For the three months
ended March 31, 2002
(unaudited)

Total revenues	$95,026
Pretax income	(874)
Net income	(524)

10. New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FASB Interpretation 45 was implemented in the fourth quarter 2002. The adoption of this FASB Interpretation did not have a material impact on the consolidated financial statements and disclosures of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by the Company on January 1, 2003, with no material impact on the results of operations of the Company.

11. Supplemental Consolidating Information

The 12% Senior Notes, which are an obligation of Brand Services, Inc. are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Intermediate Holdings (which are all 100% owned by Brand Intermediate Holdings) and by Brand Intermediate Holdings, Inc. Supplemental consolidating information of Brand Intermediate

Page -11-

Holdings, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiaries is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of the guarantor and non-guarantor subsidiaries.

Page -12-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2003

				Brand		Brand
			Non-	Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Inc.	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$10,332	$—	$841	$—	$(180)	$10,993
Trade accounts receivable	—	62,798	1,473	—	—	64,271
Accrued revenue	—	2,535	1	—	—	2,536
Notes receivable, current portion	—	343	—	—	—	343
Other current assets	2,474	8,343	852	—	(733)	10,936
Due from affiliates	73,107	1,471	1,067	—	(75,645)	—

Total current assets	85,913	75,490	4,234	—	(76,558)	89,079

Property and Equipment:
Land	—	846	340	—	—	1,186
Buildings and leasehold improvements	11	2,849	340	—	—	3,200
Vehicles and other equipment	6,067	14,738	3,446	—	—	24,251
Scaffolding equipment	169,680	—	12,108	—	—	181,788

Total property and equipment, at cost	175,758	18,433	16,234	—	—	210,425
Less accumulated depreciation and amortization	11,160	3,360	2,564	—	—	17,084

Total property and equipment, net	164,598	15,073	13,670	—	—	193,341

Due from affiliates	9,750	—	—	37,205	(46,955)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	215,340	(215,340)	—

Goodwill	248,166	—	—	—	—	248,166

Customer relationships	51,654	—	—	—	—	51,654

Intangibles and other assets	24,857	—	—	964	—	25,821

Total assets	$584,938	$90,563	$17,904	$255,884	$(341,228)	$608,061

Page -13-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,222	—	—	—	—	1,222
Accounts payable and accrued expenses	33,963	7,062	287	—	(913)	40,399
Deferred revenue	300	991	—	—	—	1,291
Due to affiliates	1,471	68,432	5,742	—	(75,645)	—

Total current liabilities	38,256	76,485	6,029	—	(76,558)	44,212

Long-term debt	274,266	—	—	33,065	—	307,331

Notes payable and capital lease obligations	644	—	—	—	—	644

Deferred income taxes	31,882	—	3,548	—	(2,375)	33,055

Due to affiliates	37,205	—	9,750	—	(46,955)	—

Total stockholder’s equity (deficit)	202,685	14,078	(1,423)	222,819	(215,340)	222,819

Total liabilities and stockholder’s equity (deficit)	$584,938	$90,563	$17,904	$255,884	$(341,228)	$608,061

Page -14-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002

				Brand		Brand
				Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Non- Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Inc.	Eliminations	Consolidated

Assets
Current Assets:
Cash and cash equivalents	$3,931	$—	$1,480	$—	$(594)	$4,817
Trade accounts receivable	—	57,044	1,419	—	—	58,463
Accrued revenue	—	3,370	9	—	—	3,379
Notes receivable, current portion	293	386	—	—	—	679
Other current assets	4,302	8,044	783	—	(688)	12,441
Due from affiliates	78,319	1,372	218	—	(79,909)	—

Total current assets	86,845	70,216	3,909	—	(81,191)	79,779

Property and Equipment:
Land	—	843	318	—	—	1,161
Buildings and leasehold improvements	11	2,791	318	—	—	3,120
Vehicles and other equipment	5,972	14,174	3,190	—	—	23,336
Scaffolding equipment	167,864	—	11,357	—	—	179,221

Total property and equipment, at cost	173,847	17,808	15,183	—	—	206,838
Less accumulated depreciation and amortization	5,258	1,335	960	—	—	7,553

Total property and equipment, net	168,589	16,473	14,223	—	—	199,285

Due from affiliates	9,750	—	—	36,020	(45,770)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	214,314	(214,314)	—

Goodwill	247,891	—	—	—	—	247,891

Customer relationships	52,777	—	—	—	—	52,777

Intangibles and other assets	25,023	—	—	983	—	26,006

Total assets	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -15-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002 (continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,883	—	—	—	—	1,883
Accounts payable and accrued expenses	31,883	8,340	337	—	(1,282)	39,278
Deferred revenue	300	1,164	4	—	—	1,468
Due to affiliates	1,372	72,795	5,742	—	(79,909)	—

Total current liabilities	36,738	82,299	6,083	—	(81,191)	43,929

Long-term debt	274,533	—	—	31,899	—	306,432

Notes payable and capital lease obligations	825	—	—	—	—	825

Deferred income taxes	31,807	—	3,327	—	(2,375)	32,759

Due to affiliates	36,020	—	9,750	—	(45,770)	—

Total stockholder’s equity (deficit)	210,952	4,390	(1,028)	221,793	(214,314)	221,793

Total liabilities and stockholder’s equity (deficit)	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -16-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$75,525	$1,551	$—	$—	$77,076
Equipment rental	—	18,781	466	—	—	19,247
Equipment sales	—	2,370	33	—	(497)	1,906
Intercompany revenue	2,066	7	—	—	(2,073)	—

Total revenues	2,066	96,683	2,050	—	(2,570)	98,229

Operating expenses:
Labor	124	61,791	1,466	—	—	63,381
Equipment rental	7,464	1,012	1,508	—	—	9,984
Equipment sales	—	1,803	25	—	(585)	1,243
Divisional operating expenses	18	3,962	109	—	—	4,089
Intercompany operating expenses	—	2,066	7	—	(2,073)	—

Total operating expenses	7,606	70,634	3,115	—	(2,658)	78,697

Gross profit	(5,540)	26,049	(1,065)	—	88	19,532
Selling and administrative expenses	4,438	6,746	247	—	—	11,431

Operating income (loss)	(9,978)	19,303	(1,312)	—	88	8,101
Interest expense	6,770	—	—	1,185	—	7,955
Interest income	(36)	—	(7)	—	—	(43)
Intercompany interest	1,185	—	—	(1,185)	—	—
Equity in loss (income) of subsidiaries	—	—	—	(113)	113	—

Income (loss) before provision for income tax	(17,897)	19,303	(1,305)	113	(25)	189
Provision (benefit) for income tax	(7,084)	7,721	(561)	—	—	76

Net income (loss)	$(10,813)	$11,582	$(744)	$113	$(25)	$113

Page -17-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$70,967	$1,886	$—	$—	$72,853
Equipment rental	—	18,663	746	—	—	19,409
Equipment sales	—	3,312	12	—	(560)	2,764
Intercompany revenue	5,454	8	—	—	(5,462)	—

Total revenues	5,454	92,950	2,644	—	(6,022)	95,026

Operating expenses:
Labor	70	57,046	1,709	—	—	58,825
Equipment rental	4,377	965	640	—	—	5,982
Equipment sales	—	2,569	8	—	(778)	1,799
Divisional operating expenses	22	4,010	89	—	—	4,121
Intercompany operating expenses	—	5,454	8	—	(5,462)	—

Total operating expenses	4,469	70,044	2,454	—	(6,240)	70,727

Gross profit	985	22,906	190	—	218	24,299
Selling and administrative expenses	2,827	6,540	220	—	—	9,587

Operating income (loss)	(1,842)	16,366	(30)	—	218	14,712
Interest expense	4,445	—	—	545	(4)	4,986
Interest income	(61)	(2)	(2)	—	4	(61)
Accretion of preferred stock dividends of subsidiary	1,995	—	—	—	—	1,995
Equity in loss (income) of subsidiaries	—	—	—	(8,480)	8,480	—

Income (loss) before provision for income tax	(8,221)	16,368	(28)	7,935	(8,262)	7,792
Provision (benefit) for income tax	(6,678)	6,547	(12)	(1,843)	—	(1,986)

Net income (loss)	$(1,543)	$9,821	$(16)	$9,778	$(8,262)	$9,778

Page -18-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$9,278	$666	$(579)	$—	$414	$9,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,171)	(666)	(60)	—	—	(2,897)
Proceeds from sales of property and equipment	461	—	—	—	—	461

Net cash used for investing activities	(1,710)	(666)	(60)	—	—	(2,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(325)	—	—	—	—	(325)
Payments on capital lease obligations	(842)	—	—	—	—	(842)

Net cash used for financing activities	(1,167)	—	—	—	—	(1,167)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,401	—	(639)	—	414	6,176
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$10,332	$—	$841	$—	$(180)	$10,993

Page -19-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$2,717	$165	$(928)	$—	$(101)	$1,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,880)	(165)	(232)	—	—	(5,277)
Proceeds from sales of property and equipment	694	—	—	—	—	694
Investment in subsidiaries	(2)	—	—	2	—	—

Net cash used for investing activities	(4,188)	(165)	(232)	2	—	(4,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(6,250)	—	—	—	—	(6,250)
Redemption of parent company stock	—	—	—	(2)	—	(2)
Payments on capital lease obligations	(409)	—	—	—	—	(409)

Net cash used for financing activities	(6,659)	—	—	(2)	—	(6,661)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,130)	—	(1,160)	—	(101)	(9,391)
CASH AND CASH EQUIVALENTS, beginning of period	10,788	—	2,057	—	(185)	12,660

CASH AND CASH EQUIVALENTS, end of period	$2,658	$—	$897	$—	$(286)	$3,269

Page -20-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q of Brand Intermediate Holdings, Inc. and subsidiaries (the “Company”) contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company’s specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company’s business; inflation; changes in costs of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company’s current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

The following discussion and analysis should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

Overview

The Company is the largest North American provider of industrial scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services, which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction and renovation) and sells a small amount of scaffolding.

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While

Page -21-

the postponement of scheduled turnarounds causes fluctuations in the Company’s quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

The Company’s business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of March 31, 2003, the voting equity interests of the LLC are owned 76.7% by J.P. Morgan Partners and its affiliates (“JPMP”) and 23.3% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months ended March 31, 2003, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Results of Operations

Revenue – Total revenue increased by 3.4%, from $95.0 million to $98.2 million, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Labor revenues increased by $4.2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, offset by decreases in equipment rental revenue and equipment sales revenue of $0.2 million and $0.9 million, respectively. The revenue mix has shifted more towards labor from equipment rental due to several new contracts in 2003 that contain primarily labor revenue. In addition, we continue to experience strong revenues in the utility sector of our business, where labor comprises a significant part of total revenue.

Gross Profit – Gross profit decreased by $4.8 million, or 19.6%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The percentage of labor gross profit to labor revenue decreased to 17.8% from 19.3% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This decline is mostly due to year-over-year increases in insurance premiums and increased refinery maintenance work with lower margins than the prior year. Equipment rental gross profit decreased by $4.2 million in the first quarter of 2003 as compared to the first quarter of 2002.

Page -22-

This decrease is mostly due to an increase in depreciation expense of $3.9 million from 2002 to 2003 due to the revaluation of our property and equipment in connection with the Transaction in October 2002. The decrease in equipment sales gross profit is due to the decrease in equipment sales revenue.

Selling and administrative expenses – Selling and administrative expenses increased by $1.8 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is due to the amortization of the customer relationships intangible asset of $1.1 million that began in connection with the Transaction, an increase in depreciation expense of $0.3 million due to the revaluation of our property and equipment in connection with the Transaction and an increase in payroll expense of $0.4 million.

Operating income – As a result of the above events, operating income decreased by $6.6 million, or 44.9%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Interest expense – Interest expense increased by $3.0 million from the first quarter of 2002 to the first quarter of 2003 due to higher debt levels as a result of the Transaction.

Accretion of preferred stock dividends of subsidiary – Prior to the Transaction, accretion of preferred stock dividends of subsidiary represented dividends accreted on our subsidiary’s 14.5% Senior Exchangeable Preferred Stock (the “Old Preferred Stock”). The Old Preferred Stock was redeemed and paid in full in connection with the Transaction.

Income tax provision – The income tax provision of $76 for the three months ended March 31, 2003, represents an effective rate of 40.2%, which is greater than the federal statutory rate of 35% primarily due to state income taxes.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its credit facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2002 and March 31, 2003, the Company had working capital of $35.9 million and $45.1 million and cash of $4.8 million and $11.0 million, respectively.

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the three months ended March 31, 2002 and 2003, capital expenditures were $5.3 million and $2.9 million, respectively.

Page -23-

Our new Credit Facility (the “Credit Facility”) provides for $130.0 million of term loans, a $50.0 million revolving loan facility and a $20.0 million letter of credit facility. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. As of March 31, 2003, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $30.6 million.

The interest rate on the $130.0 million of term loans under the Credit Facility is variable. For the three months ended March 31, 2003, the weighted average interest rate on the term loans was 5.4%.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of March 31, 2003, the interest rate on our term loans was 5.3%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes, as these notes are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at March 31, 2003.

A summary of the sources and uses of cash for the three months ended March 31, 2002 and 2003, follows:

	Three Months Ended
	March 31

	2002
	(Predecessor)	2003

Net cash provided by (used for):
Operating activities	$1,853	$9,779
Investing activities	(4,583)	(2,436)
Financing activities	(6,661)	(1,167)

Contractual Obligations

The following is a summary of contractual cash obligations as of March 31, 2003 (dollars in thousands):

Page -24-

		Payments due in:

	Total	2003	2004	2005	2006	2007	After 2007

Term Loan	$129,675	$975	$1,300	$1,300	$1,300	$1,300	$123,500
Senior Notes	150,000	—	—	—	—	—	150,000
Intermediate Notes	37,088	—	—	—	—	—	37,088
Capital Leases	208	208	—	—	—	—	—
Operating Leases	8,897	1,904	2,211	1,711	1,360	974	737
Notes Payable	1,658	833	660	165	—	—	—

Total Contractual Cash Obligations	$327,526	$3,920	$4,171	$3,176	$2,660	$2,274	$311,325

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgement by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgements are subject to an inherent degree of uncertainty.

We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes also include net operating loss carryforwards primarily due to the accelerated depreciation of our scaffolding equipment over book depreciation. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance when it is more likely than not such assets will not be recovered, taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. As of December 31, 2001, we had a valuation allowance of $7.6 million. During the three months ended March 31, 2002, the valuation allowance on deferred tax assets was reduced to $0 as we determined that it is more likely than not that all deferred tax assets would be realized based upon year-to-date operating results and anticipated operating results of future periods.

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.1 million as of March 31, 2003, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Other Data

EBITDA is net income (loss) before interest, income taxes, depreciation and amortization, and accretion of preferred stock dividends of subsidiary. We present EBITDA because management believes it provides useful information regarding a company’s ability to service and/or incur debt and is used by some investors,

Page -25-

analysts and others to make informed investment decisions. Our management uses EBITDA to evaluate our operating performance, to allocate resources and capital to our business operations and as a measure of performance for incentive compensation purposes. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance, profitability or liquidity prepared in accordance with accounting principles generally accepted in the United States. Our method for calculating EBITDA may not be comparable to methods used by other companies. A reconciliation of pretax income under generally accepted accounting principles to EBITDA follows:

	Three Months Ended
	March 31

	2002
	(Predecessor)	2003

Pretax Income	$7,792	$189
Depreciation and Amortization Expense	5,358	10,626
Interest Expense	4,986	7,955
Interest Income	(61)	(43)
Accretion of Preferred Stock Dividends of Subsidiary	1,995	—

EBITDA	$20,070	$18,727

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FASB Interpretation 45 was implemented in the fourth quarter 2002. The adoption of this FASB Interpretation did not have a material impact on the consolidated financial statements and disclosures of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure-an Amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim

Page -26-

financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was adopted by the Company on January 1, 2003, with no material impact on the results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of variable-rate instruments based on LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Page -27-

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

Page -28-

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: May 12, 2003	/s/ John M. Monter John M. Monter Chief Executive Officer, President

Date: May 12, 2003	/s/ Jeffrey W. Peterson Jeffrey W. Peterson Chief Financial Officer, Vice President, Finance

Page -29-

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Monter, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Brand Intermediate Holdings, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Page -30-

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ John M. Monter John M. Monter Chief Executive Officer, President

Page -31-

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey W. Peterson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Brand Intermediate Holdings, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

Page -32-

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Jeffrey W. Peterson Jeffrey W. Peterson Chief Financial Officer, Vice President, Finance

Page -33-

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John M. Monter

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

Page -34-