Form 10-Q
period 2003-06-30
BRAND INTERMEDIATE HOLDINGS INC
filed 2003-08-11
CIK 1219808

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-56817

BRAND INTERMEDIATE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3909682
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

15450 South Outer 40, #270, Chesterfield, MO	63017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (636) 519-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at July 31, 2003 1,000 shares

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2003	3

	Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003	4-5

	Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2002 and 2003	6-7

	Notes to the Consolidated Financial Statements	8-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

EXHIBITS		32-38

Page -2-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	DLJ Brand	Brand	DLJ Brand	Brand
	Holdings, Inc.	Intermediate	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.	(Predecessor)	Holdings, Inc.

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2002	2003	2002	2003

Revenues:
Labor	$67,926	$68,244	$140,779	$145,320
Equipment rental	18,571	18,684	37,980	37,931
Equipment sales	2,597	1,526	5,361	3,432

Total revenues	89,094	$88,454	184,120	186,683
Operating expenses:
Labor	53,874	55,915	112,699	119,296
Equipment rental	6,800	10,037	12,782	20,021
Equipment sales	1,771	1,081	3,570	2,324
Divisional operating expenses	4,124	4,025	8,245	8,114

Total operating expenses	66,569	71,058	137,296	149,755

Gross profit	22,525	17,396	46,824	36,928
Selling and administrative expenses	10,063	11,638	19,649	23,069
Non-cash compensation expense	2,491	—	2,491	—

Operating income	9,971	5,758	24,684	13,859
Interest expense	5,060	8,187	10,046	16,142
Interest income	(39)	(62)	(100)	(105)
Accretion of preferred stock dividends of subsidiary	2,068	—	4,063	—

Income before provision (benefit) for income tax	2,882	(2,367)	10,675	(2,178)
Income tax provision (benefit)	2,321	(816)	335	(740)

Net income	$561	$(1,551)	$10,340	$(1,438)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -3-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	June 30, 2003
	2002	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,817	$23,320
Trade accounts receivable, net of allowance for doubtful accounts of $1,326 in 2002 and $1,390 in 2003	58,463	51,796
Accrued revenue	3,379	2,453
Notes receivable	679	716
Other current assets	12,441	10,055

Total current assets	79,779	88,340

PROPERTY AND EQUIPMENT:
Land	1,161	1,220
Buildings and leasehold improvements	3,120	3,375
Vehicles and other equipment	23,336	25,151
Scaffolding equipment	179,221	184,604

Total property and equipment, at cost	206,838	214,350
Less-Accumulated depreciation and amortization	7,553	26,353

Total property and equipment, net	199,285	187,997

GOODWILL	247,891	248,239
CUSTOMER RELATIONSHIPS	52,777	50,531
OTHER ASSETS AND INTANGIBLES	26,006	25,530

TOTAL ASSETS	$605,738	$600,637

(Continued on following page)

Page -4-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

		June 30,
	December 31,	2003
	2002	(unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,300	$1,300
Notes payable and capital lease obligations, current portion	1,883	1,170
Accounts payable and accrued expenses	39,278	31,892
Deferred revenue	1,468	1,880

Total current liabilities	43,929	36,242

LONG-TERM DEBT	306,432	308,238

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	825	495

DEFERRED INCOME TAXES	32,759	32,448

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	223,498	224,212
Cumulative translation adjustment	140	2,285
Accumulated deficit	(1,845)	(3,283)

Total stockholder’s equity	221,793	223,214

Total liabilities and stockholder’s equity	$605,738	$600,637

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Page -5-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Six Months Ended June 30

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,340	$(1,438)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,224	21,297
Deferred income taxes	(323)	(740)
Non-cash interest	1,387	2,944
Non-cash compensation	2,491	—
Preferred stock dividends of subsidiary	4,063	—
Gain on sale of scaffolding equipment	(638)	(368)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,825)	6,667
Accrued revenue	(582)	926
Notes receivable	(245)	(152)
Other current assets	(1,807)	2,386
Accounts payable and accrued expenses	(817)	(6,672)
Deferred revenue	(256)	412
Other	(140)	156

Net cash flows from operating activities	21,872	25,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,569)	(6,018)
Proceeds from sales of property and equipment	1,366	796

Net cash flows from investing activities	(6,203)	(5,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(23,250)	(650)
Redemptions and exercises of parent company stock, net	67	—
Payments on capital lease obligations	(690)	(1,043)

Net cash flows from financing activities	(23,873)	(1,693)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,204)	18,503
CASH AND CASH EQUIVALENTS, beginning of period	12,660	4,817

CASH AND CASH EQUIVALENTS, end of period	$4,456	$23,320

(Continued on following page)

Page -6-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	DLJ Brand	Brand
	Holdings, Inc.	Intermediate
	(Predecessor)	Holdings, Inc.

	For the Six Months Ended June 30

	2002	2003

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$8,132	$15,749
NON-CASH TRANSACTIONS:
Accrued bonuses contributed to capital in exchange for equity	$—	$714

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -7-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended June 30, 2002 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of June 30, 2003, and the results of operations and cash flows for the three months and six months ended June 30, 2002 and 2003. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

1.	Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of June 30, 2003, the voting equity interests of the LLC are owned 75.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 24.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly-owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months and six months ended June 30, 2003 may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

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

4.	Debt and Borrowing Arrangements

At December 31, 2002 and June 30, 2003, long-term debt consisted of the following (in thousands):

		June 30,
	December 31,	2003
	2002	(unaudited)

Credit Facility, due 2009	$130,000	$129,350
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	35,962	38,220

	315,962	317,570
Less
Current portion	1,300	1,300
Unamortized discount	8,230	8,032

	$306,432	$308,238

For the three months and six months ended June 30, 2002, the weighted-average interest rate of loans outstanding under the Old Credit Facility was 5.8% and 5.8%, respectively. For the three months and six months ended June 30, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.3% and 5.4%, respectively.

Page -9-

5.	Deferred Revenue

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

For the three months ended June 30, 2002 and 2003, comprehensive income (loss) was $1.0 million and $(0.3) million, respectively. For the six months ended June 30, 2002 and 2003, comprehensive income was $9.5 million and $0.7 million, respectively.

8.	Income Taxes

For the six months ended June 30, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million and recorded an income tax provision of $7.9 million. During the three months ended March 31, 2002, the valuation allowance on deferred tax assets was reduced to $0 as the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. For the six months ended June 30, 2003, the effective tax rate benefit of 34% is less than the federal statutory rate of 35% primarily due to permanent tax items for the six months ended June 30, 2003. The following table provides a summary of the provision (benefit) for income taxes for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended		Six Months Ended
	June 30, 2002	Three Months Ended	June 30, 2002	Six Months Ended
	(unaudited)	June 30, 2003	(unaudited)	June 30, 2003
	(Predecessor)	(unaudited)	(Predecessor)	(unaudited)

Deferred (benefit) provision	$2,321	$(816)	$7,937	$(740)
Reduction of valuation allowance	—	—	(7,602)	—

Provision (benefit) for income taxes	$2,321	$(816)	$335	$(740)

Page -10-

9.	The Transaction

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

	For the three months ended	For the six months ended
	June 30, 2002	June 30, 2002
	(unaudited)	(unaudited)

Total revenues	$89,094	$184,120
Pretax income	(6,038)	(3,936)
Net income	(3,623)	(2,362)

10.	New Accounting Standards

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

Page -11-

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

Page -12-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002

				Brand		Brand
				Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Holdings,	and	Holdings, Inc.
Assets	Services, Inc.	Subsidiaries	Subsidiaries	Inc.	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$3,931	$—	$1,480	$—	$(594)	$4,817
Trade accounts receivable	—	57,044	1,419	—	—	58,463
Accrued revenue	—	3,370	9	—	—	3,379
Notes receivable, current portion	293	386	—	—	—	679
Other current assets	4,302	8,044	783	—	(688)	12,441
Due from affiliates	78,319	1,372	218	—	(79,909)	—

Total current assets	86,845	70,216	3,909	—	(81,191)	79,779

Property and Equipment:
Land	—	843	318	—	—	1,161
Buildings and leasehold improvements	11	2,791	318	—	—	3,120
Vehicles and other equipment	5,972	14,174	3,190	—	—	23,336
Scaffolding equipment	167,864	—	11,357	—	—	179,221

Total property and equipment, at cost	173,847	17,808	15,183	—	—	206,838
Less accumulated depreciation and amortization	5,258	1,335	960	—	—	7,553

Total property and equipment, net	168,589	16,473	14,223	—	—	199,285

Due from affiliates	9,750	—	—	36,020	(45,770)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	214,314	(214,314)	—

Goodwill	247,891	—	—	—	—	247,891

Customer relationships	52,777	—	—	—	—	52,777

Intangibles and other assets	25,023	—	—	983	—	26,006

Total assets	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -13-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002 (continued)

						Brand
				Brand	Adjustments	Intermediate
Liabilities and Stockholder's Equity	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
(Deficit)	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,883	—	—	—	—	1,883
Accounts payable and accrued expenses	31,883	8,340	337	—	(1,282)	39,278
Deferred revenue	300	1,164	4	—	—	1,468
Due to affiliates	1,372	72,795	5,742	—	(79,909)	—

Total current liabilities	36,738	82,299	6,083	—	(81,191)	43,929

Long-term debt	274,533	—	—	31,899	—	306,432

Notes payable and capital lease obligations	825	—	—	—	—	825

Deferred income taxes	31,807	—	3,327	—	(2,375)	32,759

Due to affiliates	36,020	—	9,750	—	(45,770)	—

Total stockholder’s equity (deficit)	210,952	4,390	(1,028)	221,793	(214,314)	221,793

Total liabilities and stockholder’s equity (deficit)	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

Page -14-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2003

						Brand
				Brand	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
Assets	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$22,729	$—	$644	$—	$(53)	$23,320
Trade accounts receivable	—	49,503	2,293	—	—	51,796
Accrued revenue	—	2,267	186	—	—	2,453
Notes receivable, current portion	21	695	—	—	—	716
Other current assets	2,082	7,859	1,491	—	(1,377)	10,055
Due from affiliates	52,874	1,434	393	—	(54,701)	—

Total current assets	77,706	61,758	5,007	—	(56,131)	88,340

Property and Equipment:
Land	—	849	371	—	—	1,220
Buildings and leasehold improvements	11	2,985	379	—	—	3,375
Vehicles and other equipment	6,223	15,166	3,762	—	—	25,151
Scaffolding equipment	171,279	—	13,325	—	—	184,604

Total property and equipment, at cost	177,513	19,000	17,837	—	—	214,350
Less accumulated depreciation and amortization	16,638	5,379	4,336	—	—	26,353

Total property and equipment, net	160,875	13,621	13,501	—	—	187,997

Due from affiliates	9,750	—	—	38,366	(48,116)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	215,735	(215,735)	—

Goodwill	248,239	—	—	—	—	248,239

Customer relationships	50,531	—	—	—	—	50,531

Intangibles and other assets	24,439	114	—	977	—	25,530

Total assets	$571,540	$75,493	$18,508	$257,453	$(322,357)	$600,637

Page -15-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2003 (Continued)

						Brand
				Brand	Adjustments	Intermediate
Liabilities and Stockholder's Equity	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
(Deficit)	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,170	—	—	—	—	1,170
Accounts payable and accrued expenses	26,967	5,824	531	—	(1,430)	31,892
Deferred revenue	300	1,580	—	—	—	1,880
Due to affiliates	1,434	47,525	5,742	—	(54,701)	—

Total current liabilities	31,171	54,929	6,273	—	(56,131)	36,242

Long-term debt	273,999	—	—	34,239	—	308,238

Notes payable and capital lease obligations	495	—	—	—	—	495

Deferred income taxes	30,944	—	3,879	—	(2,375)	32,448

Due to affiliates	38,366	—	9,750	—	(48,116)	—

Total stockholder’s equity (deficit)	196,565	20,564	(1,394)	223,214	(215,735)	223,214

Total liabilities and stockholder’s equity (deficit)	$571,540	$75,493	$18,508	$257,453	$(322,357)	$600,637

Page -16-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2002

					Adjustments	DLJ Brand
	Brand	Guarantor	Non-Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$64,375	$3,551	$—	$—	$67,926
Equipment rental	—	17,450	1,121	—	—	18,571
Equipment sales	—	3,443	130	—	(976)	2,597
Intercompany revenue	5,250	11	—	—	(5,261)	—

Total revenues	5,250	85,279	4,802	—	(6,237)	89,094

Operating expenses:
Labor	—	51,127	3,047	—	(300)	53,874
Equipment rental	4,832	1,154	814	—	—	6,800
Equipment sales	—	2,788	100	—	(1,117)	1,771
Divisional operating expenses	8	4,000	116	—	—	4,124
Intercompany operating expenses	—	5,250	11	—	(5,261)	—

Total operating expenses	4,840	64,319	4,088	—	(6,678)	66,569

Gross profit	410	20,960	714	—	441	22,525
Selling and administrative expenses	3,661	6,125	277	—	—	10,063
Non-cash compensation expense	2,479	—	—	12	—	2,491

Operating income (loss)	(5,730)	14,835	437	(12)	441	9,971
Interest expense	4,496	1	—	568	(5)	5,060
Interest income	(38)	—	(6)	—	5	(39)
Accretion of preferred stock dividends of subsidiary	2,068	—	—	—	—	2,068
Equity in loss (income) of subsidiaries	—	—	—	(1,440)	1,440	—

Income (loss) before provision for income tax	(12,256)	14,834	443	860	(999)	2,882
Provision (benefit) for income tax	(4,102)	5,934	190	299	—	2,321

Net income (loss)	$(8,154)	$8,900	$253	$561	$(999)	$561

Page -17-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2003

						Brand
				Brand	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$65,103	$3,141	$—	$—	$68,244
Equipment rental	—	18,041	643	—	—	18,684
Equipment sales	—	2,026	30	—	(530)	1,526
Intercompany revenue	1,947	14	—	—	(1,961)	—

Total revenues	1,947	85,184	3,814	—	(2,491)	88,454

Operating expenses:
Labor	—	53,470	2,871	—	(426)	55,915
Equipment rental	7,479	1,027	1,531	—	—	10,037
Equipment sales	—	1,667	33	—	(619)	1,081
Divisional operating expenses	134	3,774	117	—	—	4,025
Intercompany operating expenses	—	1,947	14	—	(1,961)	—

Total operating expenses	7,613	61,885	4,566	—	(3,006)	71,058

Gross profit	(5,666)	23,299	(752)	—	515	17,396
Selling and administrative expenses	4,078	7,221	339	—	—	11,638

Operating income (loss)	(9,744)	16,078	(1,091)	—	515	5,758
Interest expense	7,025	1	—	1,161	—	8,187
Interest income	(53)	(2)	(7)	—	—	(62)
Intercompany interest	1,161	—	—	(1,161)	—	—
Equity in loss (income) of subsidiaries	—			1,551	(1,551)	—

Income (loss) before provision for income tax	(17,877)	16,079	(1,084)	(1,551)	2,066	(2,367)
Provision (benefit) for income tax	(6,782)	6,432	(466)	—	—	(816)

Net income (loss)	$(11,095)	$9,647	$(618)	$(1,551)	$2,066	$(1,551)

Page -18-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2002

					Adjustments	DLJ Brand
	Brand	Guarantor	Non-Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$135,342	$5,437	$—	$—	$140,779
Equipment rental	—	36,113	1,867	—	—	37,980
Equipment sales	—	6,755	142	—	(1,536)	5,361
Intercompany revenue	10,704	19	—	—	(10,723)	—

Total revenues	10,704	178,229	7,446	—	(12,259)	184,120

Operating expenses:
Labor	—	108,173	4,756	—	(230)	112,699
Equipment rental	9,209	2,119	1,454	—	—	12,782
Equipment sales	—	5,357	108	—	(1,895)	3,570
Divisional operating expenses	30	8,010	205	—	—	8,245
Intercompany operating expenses	—	10,704	19	—	(10,723)	—

Total operating expenses	9,239	134,363	6,542	—	(12,848)	137,296

Gross profit	1,465	43,866	904	—	589	46,824
Selling and administrative expenses	6,487	12,665	497	—	—	19,649
Non-cash compensation expense	2,479	—	—	12	—	2,491

Operating income (loss)	(7,501)	31,201	407	(12)	589	24,684
Interest expense	8,941	—	—	1,113	(8)	10,046
Interest income	(99)	(1)	(8)	—	8	(100)
Accretion of preferred stock dividends of subsidiary	4,063	—	—	—	—	4,063
Equity in loss (income) of subsidiaries	—	—	—	(9,731)	9,731	—

Income (loss) before provision for income tax	(20,406)	31,202	415	8,606	(9,142)	10,675
Provision (benefit) for income tax	(10,590)	12,481	178	(1,734)	—	335

Net income (loss)	$(9,816)	$18,721	$237	$10,340	$(9,142)	$10,340

Page -19-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2003

						Brand
				Brand	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

Revenue:
Labor	$—	$140,628	$4,692	$—	$—	$145,320
Equipment rental	—	36,822	1,109	—	—	37,931
Equipment sales	—	4,396	63	—	(1,027)	3,432
Intercompany revenue	4,013	21	—	—	(4,034)	—

Total revenues	4,013	181,867	5,864	—	(5,061)	186,683

Operating expenses:
Labor	—	115,261	4,337	—	(302)	119,296
Equipment rental	14,943	2,039	3,039	—	—	20,021
Equipment sales	—	3,470	58	—	(1,204)	2,324
Divisional operating expenses	152	7,736	226	—	—	8,114
Intercompany operating expenses	—	4,013	21	—	(4,034)	—

Total operating expenses	15,095	132,519	7,681	—	(5,540)	149,755

Gross profit	(11,082)	49,348	(1,817)	—	479	36,928
Selling and administrative expenses	8,516	13,967	586	—	—	23,069

Operating income (loss)	(19,598)	35,381	(2,403)	—	479	13,859
Interest expense	13,795	1	—	2,346	—	16,142
Interest income	(89)	(2)	(14)	—	—	(105)
Intercompany interest	2,346	—	—	(2,346)	—	—
Equity in loss (income) of subsidiaries	—			1,438	(1,438)	—

Income (loss) before provision for income tax	(35,650)	35,382	(2,389)	(1,438)	1,917	(2,178)
Provision (benefit) for income tax	(13,866)	14,153	(1,027)	—		740

Net income (loss)	$(21,784)	$21,229	$(1,362)	$(1,438)	$1,917	$(1,438)

Page -20-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002

					Adjustments	DLJ Brand
	Brand	Guarantor	Non-Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$21,689	$316	$(146)	$—	$13	$21,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,651)	(316)	(602)	—	—	(7,569)
Proceeds from sales of property and equipment	1,366	—	—	—	—	1,366
Investment in subsidiaries	67	—	—	(67)	—	—

Net cash used for investing activities	(5,218)	(316)	(602)	(67)	—	(6,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(23,250)	—	—	—	—	(23,250)
Redemptions and exercises of parent company stock, net	—	—	—	67	—	67
Payments on capital lease obligations	(690)	—	—	—	—	(690)

Net cash used for financing activities	(23,940)	—	—	67	—	(23,873)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,469)	—	(748)	—	13	(8,204)
CASH AND CASH EQUIVALENTS, beginning of period	10,788	—	2,057	—	(185)	12,660

CASH AND CASH EQUIVALENTS, end of period	$3,319	$—	$1,309	$—	$(172)	$4,456

Page -21-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003

						Brand
				Brand	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$24,098	$1,488	$(709)	—	$541	$25,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,403)	(1,488)	(127)	—	—	(6,018)
Proceeds from sales of property and equipment	796	—	—	—	—	796

Net cash used for investing activities	(3,607)	(1,488)	(127)	—	—	(5,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(650)	—	—	—	—	(650)
Payments on capital lease obligations	(1,043)	—	—	—	—	(1,043)

Net cash used for financing activities	(1,693)	—	—	—	—	(1,693)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,798	—	(836)	—	541	18,503
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$22,729	$—	$644	—	$(53)	$23,320

Page -22-

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

Page -23-

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

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of June 30, 2003, the voting equity interests of the LLC are owned 75.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 24.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”.

The information as of December 31, 2002 and for the three months and six months ended June 30, 2003, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

Results of Operations

Revenue — Total revenue for the three months ended June 30, 2003 decreased by 0.7% over the similar prior year period, while total revenue for the six months ended June 30, 2003 increased by 1.4% compared to the six months ended June 30, 2002. The biggest factor in the decrease in revenues in the second quarter of 2003 was a year-over-year decrease in equipment sales revenue of $1.1 million, due to the uncertainty in the industrial sector of the economy. Stronger than anticipated work in the utility sector has offset a softness in the commercial market. These factors have led to year-over-year revenues that are relatively flat.

Gross profit — Gross profit decreased by $5.1 million, or 22.8% in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Gross profit decreased by $9.9 million, or 21.1% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Two factors contributed to the decrease in gross profit. First, the percentage of labor operating expenses to labor revenue increased by 2.0% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase is mostly due to year-over-year increases in insurance premiums and a higher volume of lower margin industrial work. Second, equipment rental gross profit decreased by $7.3 million during the six months ended June 30, 2003, as compared to the same period in 2002. This

Page -24-

decrease is due to an increase in depreciation expense of $7.3 million from 2002 to 2003 because of the revaluation of our property and equipment in connection with the Transaction in October 2002.

Selling and administrative expenses — Selling and administrative expenses increased by $1.6 million and $3.4 million, respectively, in the three- and six-month periods ended June 30, 2003 as compared to the similar prior year periods. The increase is due to the amortization of the customer relationships intangible asset, an increase in depreciation expense due to the revaluation of our property and equipment in connection with the Transaction in October 2002, and an increase in payroll expense.

Non-cash compensation expense — We use the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock compensation plans. Non-cash compensation expense of $2.5 million for the three- and six-month periods ended June 30, 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values on the date of the grant.

Operating income — As a result of the above events, operating income decreased by $4.2 million, or 42.2%, and $10.8 million, or 43.9%, respectively, in the three- and six-month periods ended June 30, 2003 as compared to the similar prior year periods.

Interest expense — Interest expense increased by $3.1 million in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and by $6.1 million in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These increases are due to higher debt levels as a result of the Transaction.

Accretion of preferred stock dividends of subsidiary — Prior to the Transaction, accretion of preferred stock dividends of subsidiary represented dividends accreted on our subsidiary’s 14.5% Senior Exchangeable Preferred Stock (the “Old Preferred Stock”). The Old Preferred Stock was redeemed and paid in full in connection with the Transaction.

Income tax provision — The income tax benefit of $740 for the six months ended June 30, 2003, represents an effective rate of 34%. This effective tax rate is a result of the blended net losses at our foreign subsidiaries and net income at our domestic subsidiaries.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its credit facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2002 and June 30, 2003, the Company had working capital of $35.9 million and $52.1 million and cash of $4.8 million and $23.3 million, respectively.

Page -25-

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the six months ended June 30, 2002 and 2003, capital expenditures were $7.6 million and $6.0 million, respectively.

Our new Credit Facility (the “Credit Facility”) provides for $130.0 million of term loans, a $50.0 million revolving loan facility and a $20.0 million letter of credit facility. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. As of June 30, 2003, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $30.6 million.

The interest rate on the $130.0 million of term loans under the Credit Facility is variable. For the three months and six months ended June 30, 2003, the weighted average interest rate on the term loans was 5.3% and 5.4%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of June 30, 2003, the interest rate on our term loans was 5.1%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes, as these notes are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at June 30, 2003.

A summary of the sources and uses of cash for the six months ended June 30, 2002 and 2003, follows:

	Six Months Ended June 30

	2002	2003
	(Predecessor)

Net cash provided by (used for):
Operating activities	$21,872	$25,418
Investing activities	(6,203)	(5,222)
Financing activities	(23,873)	(1,693)

Page -26-

Contractual Obligations

The following is a summary of contractual cash obligations as of June 30, 2003 (dollars in thousands):

	Payments due in:

	Total	2003	2004	2005	2006	2007	After 2007

Term Loan	$129,350	$650	$1,300	$1,300	$1,300	$1,300	$123,500
Senior Notes	150,000	—	—	—	—	—	150,000
Intermediate Notes	38,220	—	—	—	—	—	38,220
Capital Leases	181	181	—	—	—	—	—
Operating Leases	9,406	1,494	2,550	2,035	1,539	1,047	741
Notes Payable	1,484	659	660	165	—	—	—

Total Contractual Cash Obligations	$328,641	$2,984	$4,510	$3,500	$2,839	$2,347	$312,461

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.2 million as of June 30, 2003, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Other Data

Page -27-

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002		2002
	(Predecessor)	2003	(Predecessor)	2003

Pretax Income	$2,882	$(2,367)	$10,675	$(2,178)
Depreciation and Amortization Expense	5,866	10,671	11,224	21,297
Interest Expense	5,060	8,187	10,046	16,142
Interest Income	(39)	(62)	(100)	(105)
Non-Cash Compensation Expense	2,491	—	2,491	—
Accretion of Preferred Stock Dividends of Subsidiary	2,068	—	4,063	—

EBITDA	$18,328	$16,429	$38,399	$35,156

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

Page -28-

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the current reporting period. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Page -29-

PART II — OTHER INFORMATION

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

Page -30-

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: August 11, 2003	/s/ John M. Monter

John M. Monter
Chief Executive Officer, President

Date: August 11, 2003	/s/ Jeffrey W. Peterson

Jeffrey W. Peterson
Chief Financial Officer,
Vice President, Finance

Page -31-

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John M. Monter

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John M. Monter

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Jeffrey W. Peterson

Page -32-