Form 10-K
period 2003-12-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2004-03-18
CIK 1219808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended
December 31, 2003

Commission file number 333-102511-14

Brand Intermediate Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1700 (Primary standard industrial classification code number)	13-3909682 (I.R.S. Employer Identification No.)

15450 South Outer Highway 40, #270
Chesterfield, Missouri 63017
(636) 519-1000

(Address, including zip code, and Telephone Number, including area code, of Registrant’s principal executive offices)

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

Yes [X]        No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).

Yes [  ]        No [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

No market exists for the Common Stock of Brand Intermediate Holdings, Inc. All of the outstanding shares of Common Stock are held by Brand Holdings LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2004
Brand Intermediate Holdings, Inc. Common Stock, $0.01 Par Value	1,000 shares

STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” and “should.” These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management’s discussion and analysis of financial condition and results of operation in Item 7 of this report

Item 1. Business (Dollars in thousands)

General

Company History and Structure

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand” or “Brand Intermediate”) are 100% owned by Brand Holdings LLC (“the “LLC”). As of December 31, 2003, the voting equity interests of the LLC are owned 74.1% by J. P. Morgan Partners and its affiliates (“JPMP”), and 25.9% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand”). DLJ Brand is also referred to as the “Predecessor” company.

On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., a wholly-owned subsidiary of the LLC. The merged entity was renamed Brand Intermediate Holdings, Inc. The total amount of consideration paid in the merger, including payment of transaction costs incurred by the buyer, was approximately $524.4 million. The following events occurred in connection with the Acquisition:

•	an investment in the LLC made by affiliates of JPMP and other equity investors, totaling $220.0 million.

•	our borrowing of $130.0 million in term loans under a new Credit Facility (the “Credit Facility”). The Credit Facility also includes a $50.0 million revolving credit facility, and a $20.0 million letter of credit facility;

•	an issuance to JPMP and certain selling stockholders of DLJ Brand by Brand Intermediate of $35.0 million aggregate principal amount of 13% senior subordinated pay-in-kind notes due 2013 and by the LLC of warrants to purchase its common equity interests; and

•	our issuance of the $150.0 million of 12% Senior Subordinated Notes due 2012 (“Senior Notes”).

•	The payoff and redemption of our Old Credit Facility (the “Old Credit Agreement”), our old 10-1/4 % Senior Notes due 2008 (the “Old Senior Notes”), our old 7.03% Subordinated Note (the “Old Subordinated Note”), and our old 14.5% Senior Exchangeable Preferred Stock (the “Old Preferred Stock”).

All of the above events are referred to as the “Transaction.”

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the periods indicated below, were as follows (in thousands):

	Predecessor		Successor
		January 1, 2002	October 17, 2002
		through	through
	2001	October 16, 2002	December 31, 2002	2003
Revenue	$305,089	$290,473	$79,296	$347,737
Operating income	30,012	31,703	3,985	24,389
Total assets	257,436		605,738	590,659

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

Approximately 78%, 81%, and 79% of our 2001, 2002, and 2003, respective revenues were attributable to ongoing maintenance, overhauls and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts with a duration ranging from two to five years. Overhauls, which are necessary to maintain the safety and efficiency of most industrial facilities, occur every one to four years depending on the industry and the type of overhaul being performed. We believe that the necessity for on-going maintenance and periodic overhauls provides us with a stable, recurring revenue base.

Our customers include major integrated oil companies, independent refiners, large chemical and petrochemical companies, utilities, pulp and paper producers, and large engineering and construction firms. One customer accounted for $37.3 million or 11% and $32.5 million or 11% of our revenue for the years ended December 31, 2003 and 2001, respectively. Another customer accounted for $37.6 million or 11% of our revenues for the year ended December 31, 2003, while another customer accounted for $40.3 million, or 11%, of our revenues for the year (combined twelve months) ended December 31, 2002. The loss of these customers could have a material adverse effect on the Company’s revenues and results of operations.

We believe our position as the largest supplier of industrial scaffolding services provides us with a number of competitive advantages including:

•	the ability to offer national coverage to large customers;

•	the ability to provide required personnel and scaffolding to process major turnarounds and unanticipated plant outages;

•	higher asset use through the shifting of assets across regions and across our large customer base;

•	purchasing leverage with scaffolding manufacturers; and

•	comprehensive safety training programs which have resulted in an accident incident rate which is below the industry average and have enabled us to reduce insurance costs and accident-related expenses.

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

We may be able to take advantage of differing seasonal patterns in other markets we service, such as the commercial scaffolding market, but seasonality may still lead to:

•	low inventory use during periods of low demand;

•	a lesser ability to adequately service all of our customers during periods of high demand;

•	price fluctuations; and

•	periods of low cash flow.

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

Industrial Market

The North American industrial scaffolding market is approximately $1 billion and is serviced predominantly by scaffolding specialists such as Brand. We estimate that in 2002, the top five scaffolding specialists serviced almost 46% of the total industrial scaffolding market.

Industrial customers use scaffolding for on-going maintenance, periodic overhauls and capital projects. Among industrial applications, maintenance represents approximately 74% and turnarounds represent approximately 26% of the market. Since overhauls and capital projects may require the complete shutdown of a facility, which results in the loss of substantial revenue per day, speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as scaffolding contractor accident incidents are counted against a facility’s safety record and may cause increases in both insurance premiums and attention by the Occupational Safety and Health Administration (“OSHA”).

Commercial Market

In North America, commercial scaffolding is used primarily in nonresidential building construction and renovation projects. Commercial applications are generally characterized by regularly shaped structures with few contoured or angled surfaces. Due to the simple shapes required, commercial jobs generally utilize frame and brace scaffolding, a less versatile type of equipment which is not suited to industrial applications. Commercial scaffolding requires a less skilled work force and has historically been less focused on safety issues. As a result, many contractors have in the past chosen to utilize in-house scaffolding services, and the balance of the market has historically been highly fragmented with low barriers to entry. During the last several years; however, contractors have increasingly outsourced their scaffolding needs, primarily due to greater scrutiny by OSHA on commercial job sites, labor shortages and an increase in relatively more complex renovation activity. While scaffolding providers have historically only provided scaffolding equipment, as outsourcing has increased, contractors have increasingly sought scaffold providers who provide both equipment and labor. In determining to outsource their scaffolding needs, contractors generally choose a scaffold provider based on reputation, customer service, safety, price, speed and reliability.

Employees and Dependence on Labor

Brand typically employs between 3,900 to 4,900 team members, of which approximately 24% are represented by a labor union. While we have excellent relations with these unions and while we have experienced no material work stoppages during the past seven years, we cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our team members.

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

Item 2. Properties

We operate facilities in 48 locations (47 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at our field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near our customers to minimize transportation costs, to shorten lead times and to strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 41 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres. Our headquarters are located in a 9,500 square foot facility in Chesterfield, Missouri.

Item 3. Legal Proceedings

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in 2003.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of our outstanding common stock is held by the LLC and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

Item 6. Selected Financial Data

The following table presents selected historical financial data for DLJ Brand (the Predecessor company) for the years ended December 31, 1999, 2000, and 2001, and for the period from January 1, 2002 through October 16, 2002 and for Brand Intermediate Holdings, Inc. for the period from October 17, 2002 through December 31, 2002, and year ended December 31, 2003, and has been derived from the audited financial statements. The information as of December 31, 2002 and 2003, for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere herein.

	DLJ Brand Holdings, Inc. (Predecessor)				Brand Intermediate Holdings, Inc.
	Year Ended December 31
				January 1, 2002	October 17, 2002	Year Ended
				through	through	December 31,
	1999	2000	2001	October 16, 2002	December 31, 2002	2003
	(Dollars in Thousands)
INCOME STATEMENT DATA:
Revenue	$218,916	$264,066	$305,089	$290,473	$79,296	$347,737
Operating expenses	171,630	203,689	232,292	218,480	65,303	279,223

Gross profit	47,286	60,377	72,797	71,993	13,993	68,514
Selling and administrative expenses	31,562	39,254	42,785	32,502	10,008	44,125
Non-cash compensation	—	—	—	2,491	—	—
Transaction expenses	—	—	—	5,297	—	—

Operating income	15,724	21,123	30,012	31,703	3,985	24,389
Interest expense	19,131	22,052	22,750	15,525	7,105	32,718
Interest income	(159)	(95)	(609)	(151)	(159)	(267)
Accretion of preferred stock Dividends of subsidiary	5,497	6,338	7,308	6,576	—	—

Income (loss) before provision for Income tax	(8,745)	(7,172)	563	9,753	(2,961)	(8,062)
Provision (benefit) for income tax	—	—	—	1,335	(1,116)	(2,221)

Net income (loss)	$(8,745)	$(7,172)	$563	$8,418	$(1,845)	$(5,841)

OTHER DATA:
Net cash provided by (used for):
Operating activities	17,519	19,494	29,441	36,219	8,449	36,601
Investing activities	(19,468)	(39,517)	(20,564)	(10,182)	(527,648)	(10,148)
Financing activities	(932)	22,918	644	(34,813)	520,132	(8,170)
Depreciation and amortization	23,769	25,419	26,616	18,303	9,130	38,503
Cash interest expense (1)	17,035	19,869	20,251	13,280	5,678	26,522
Capital expenditures	23,452	32,234	19,635	12,821	3,708	11,921

	December 31
	1999	2000	2001	2002	2003
	(Dollars in Thousands)
BALANCE SHEET DATA:
Working capital	$5,553	$9,757	$22,542	$35,850	$53,624
Total assets	210,872	246,249	257,436	605,738	590,659
Long-term debt (including current portion and Revolving loan)	165,966	191,594	195,510	307,732	306,532
Notes payable and capital lease obligation (including current portion)	4,402	6,276	4,917	2,708	825
14.5% senior exchangeable preferred stock	41,404	47,742	55,050	—	—
Stockholder’s equity (deficit)	(29,474)	(37,343)	(36,857)	221,793	219,379

(1)	Cash interest expense represents total interest expense less amortization of deferred financing fees, amortization of the discounts on long-term debt, accretion of the $35.0 million, 13% Senior Subordinated Pay-in-Kind Notes due 2013 (the “Holdings Notes”) and accretion of the Old Subordinated Note. Amortization of deferred financing fees were $722, $545, $546, $433, $380 and $1,109 for the years ended December 31, 1999, 2000 and 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, respectively. Amortization of the discounts on long-term debt was $84 and $412 for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003, respectively. Accretion of the Holdings Notes was $963 and $4,675 for the period from October 17, 2002 through December 31, 2002 and the year ended December 31, 2003, respectively. Accretion of the Old Subordinated Note was $1,374, $1,638, $1,953, and $1,812 for the years ended December 31, 1999, 2000 and 2001 and the period from January 1, 2002 through October 16, 2002, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impairment Policies

The Company accounts for its long-lived assets excluding goodwill and tradenames, in accordance with Statement of Financial Accounting Standards (SFAS) 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

The Company accounts for its goodwill and tradenames in accordance with SFAS 142, which requires the Company to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, the Company has determined that it will perform its impairment analysis on a consolidated enterprise level. Because quoted market prices do not exist for the Company, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgements and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Workers’ Compensation Claims

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation and health benefit claims of $14.4 million as of December 31, 2003, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Revenue Recognition

Labor revenues are recognized when the services are performed. Equipment rental revenue is recognized based on the number of days the equipment is rented beginning with the first day the equipment is under rental. The Company periodically sells new scaffolding directly to third parties. The Company recognizes revenue upon shipment and records as operating expense, the average cost of the scaffolding sold. The Company periodically sells scaffolding on-hand to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis.

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

Revenues

Approximately 78%, 81%, and 79% of the Company’s 2001, 2002, and 2003, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities.

The Company typically provides on-going maintenance services under long-term contracts; the duration of these contracts is usually one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in the Company’s quarterly and annual results, the Company believes the necessity for on-going maintenance and turnarounds provides a stable, recurring revenue base.

Revenues from capital projects involving the industrial scaffold market, which represented approximately 13%, 26%, and 18% of our 2001, 2002, and 2003 revenues, respectively, resulted from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company’s results of operations.

Commercial scaffolding revenues, which represented approximately 21%, 18%, and 20% of 2001, 2002, and 2003 revenues, respectively, are related to the level of nonresidential construction and renovation.

The Company’s business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

The following discussion of results of operations is presented for the year ended December 31, 2001 compared to the pro forma results for the year ended December 31, 2002, and for the year ended December 31, 2003 compared to the pro forma results for the year ended December 31, 2002. Because our operating results in 2002 contained a split reporting period under two different accounting bases, we are providing the unaudited pro forma 2002 results of operations for comparative purposes. We believe comparing our results of operations to the 2002 pro forma information will provide more meaningful comparisons.

Summary of Historical Financial Results
(In thousands)

	DLJ Brand Holdings, Inc. (Predecessor)		Brand Intermediate Holdings, Inc.
		January 1, 2002	October 17, 2002
	Year Ended	through	through	Year Ended December
	December 31, 2001	October 16, 2002	December 31, 2002	31, 2003
Income Statement Data:
Revenue:
Labor	$226,099	$222,312	$62,823	$267,964
Equipment rental	68,130	59,951	14,886	72,408
Equipment sales	10,860	8,210	1,587	7,365

Total revenue	305,089	290,473	79,296	347,737
Operating expenses:
Labor	182,672	179,579	52,575	222,005
Equipment rental	26,042	20,410	8,260	36,395
Equipment sales	6,853	5,455	1,067	5,005
Divisional operating expenses	16,725	13,036	3,401	15,818

Total operating expenses	232,292	218,480	65,303	279,223

Gross profit	72,797	71,993	13,993	68,514
Selling and administrative expenses	42,785	32,502	10,008	44,125
Non-cash compensation	—	2,491	—	—
Transaction expenses	—	5,297	—	—

Operating income	30,012	31,703	3,985	24,389
Interest expense	22,750	15,525	7,105	32,718
Interest income	(609)	(151)	(159)	(267)
Accretion of preferred stock Dividends of subsidiary	7,308	6,576	—	—

Income (loss) before provision (benefit) for income tax	563	9,753	(2,961)	(8,062)
Provision (benefit) for income tax	—	1,335	(1,116)	(2,221)

Net income (loss)	$563	$8,418	$(1,845)	$(5,841)

Other Data:
Net cash provided by (used for):
Operating activities	$29,441	$36,219	$8,449	$36,601
Investing activities	(20,564)	(10,182)	(527,648)	(10,148)
Financing activities	644	(34,813)	520,132	(8,170)

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly owned subsidiary of Brand Holdings, LLC (“the LLC”). The LLC is controlled by JPMP and its affiliates. The total amount of consideration paid in the merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and the payment of transaction costs incurred by the buyer, was approximately $524.4 million. The following events occurred in connection with the Acquisition:

•	an investment in the LLC made by affiliates of JPMP and other equity investors, including $6.7 million of rollover equity, totaling $220 million;

•	the merger of Brand Acquisition Corp. into DLJ Brand, with DLJ Brand as the surviving corporation; DLJ Brand was renamed Brand Intermediate Holdings, Inc. after the Acquisition;

•	our borrowing of $130 million in term loans under a new credit facility and the repayment of our old credit facility. The new credit facility includes a $50 million revolving credit facility, and a $20 million letter of credit facility;

•	our repurchase of $130 million aggregate principal amount of our old 10-1/4% Senior Notes due 2008;

•	our repurchase of $14.5 million aggregate principal amount of our old 7.03% subordinated note;

•	our redemption of the $62.4 million aggregate liquidation preference of our 14.5% Senior Exchangeable Preferred Stock due 2008;

•	an issuance to JPMP and certain selling stockholders of DLJ Brand by Holdings of $35 million aggregate principal amount of 13% senior subordinated pay-in-kind notes due 2013 and by the LLC of warrants to purchase its common equity interests; and

•	our issuance of the notes.

The following unaudited pro forma consolidated financial information of Brand Intermediate Holdings (“Holdings”) and its subsidiaries is based on our historical financial statements contained elsewhere in this report, adjusted to give pro forma effect to the foregoing.

Holdings is a guarantor of the notes and of the senior credit facility and has no material assets or operations other than its ownership of 100% of the capital stock of Brand Services. Holdings is the issuer of the Holdings notes.

The unaudited pro forma consolidated statements of operations for the year ended December 31, 2002 give the effect to the Transactions as if they had occurred on January 1, 2002. The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial statement information does not purport to represent what the results of operations or financial condition of Holdings and its subsidiaries would actually have been had the Transactions in fact occurred on such dates, nor do they purport to project the results of operations or financial condition of Holdings and its subsidiaries for any future period or date. The information set forth below should be read together with the other information contained under the captions “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the historical financial statements of Holdings and its subsidiaries included elsewhere in this report.

The Acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price was pushed down to Holdings’ financial statements. The assets and liabilities were recorded at their estimated fair values. The purchase price allocations are based on valuations as of the date of acquisition. The allocation of the purchase consideration is based, in part, on preliminary information which is subject to adjustment upon obtaining complete valuation information and is subject to post-closing purchase price adjustments. These uncertainties include finalization of the income tax analysis, transaction expenses and the valuation assigned to property and equipment and intangible assets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2002
(in thousands)

	COMBINED	PRO FORMA
	HISTORICAL	ADJUSTMENTS		PRO FORMA
Revenues	$369,769	$—		$369,769
Operating expenses	283,783	7,027	(a)	290,810

Gross profit	85,986	(7,027)		78,959
Selling and administrative expenses	42,510	(375	)(b)
		506	(a)
		3,369	(c)	46,010
Non-cash compensation	2,491	—		2,491
Non-recurring transaction expenses	5,297	—		5,297

Operating income	35,688	(10,527)		25,161
Interest expense	22,630	11,072	(d)	33,702
Interest income	(310)	—		(310)
Accretion of preferred stock dividends of subsidiary	6,576	(6,576	)(e)	—

Income (loss) before income tax provision (benefit)	6,792	(15,023)		(8,231)
Income tax provision (benefit)	219	(3,511	)(f)	(3,292)

Net income (loss)	$6,573	$(11,512)		$(4,939)

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

(a)	Represents the adjustment to depreciation expense as a result of the write-up of property and equipment in connection with the Acquisition depreciated over an estimated weighted-average useful life of five years.

(b)	Represents the elimination of the annual management fee of $.5 million historically paid to Carlisle Enterprises and affiliates of DLJ Merchant Banking Fund, Inc. for management services provided to the Company. JPMP and its affiliates do not charge a management fee.

(c)	Represents amortization expense of the intangible assets arising from the acquisition over an estimated weighted average useful life of twelve years.

(d)	Represents adjustments to interest expense incurred as a result of the acquisition:

Year ended
December 31,
2002
Interest on borrowings under new credit facility:
Interest on term loans at LIBOR plus 400 bps (estimated rate of 5.8%)	$7,540
Interest on the senior subordinated notes at 12%	18,000
Accretion of senior subordinated notes and Holdings notes	400
Interest on Holdings notes at 13%	4,550
Revolver fee	197
Notes and capital lease payable	290
Letter of credit fee	1,247
Amortization of deferred debt financing costs incurred in connection with the acquisition	1,478
Elimination of historical interest expense	(22,630)

$11,072

(e)	Represents the elimination of historical accretion of preferred stock dividends.

(f)	Income tax effects of pre-tax pro forma adjustments. The pro forma income tax expense principally reflects the estimated effective tax rate of 40%.

Year Ended December 31, 2003, as Compared to Year Ended December 31, 2002 (Pro Forma)

As discussed previously, the Transaction occurred on October 16, 2002. This created two stub reporting periods in 2002, January 1, 2002 through October 16, 2002 and October 17, 2002 through December 31, 2002. Because of the uniqueness of the cut-off dates and the impact of the Transaction on the financial statements, these stub periods are not readily comparable to the year ended December 31, 2003. In order to facilitate a meaningful comparison we will compare the year ended December 31, 2003 with the Pro Forma results for the year ended December 31, 2002, as if the Transaction had occurred on January 1, 2002. The major impacts of the Transaction on the Pro Forma financial statements were to significantly increase depreciation expense, amortization expense, and interest expense as a result of revaluing the assets, creating an intangible asset for customer relationships to be amortized over 12 years, and incurring a substantial amount of increased debt. Additionally, there were a significant amount of non-recurring transaction expenses incurred in 2002, and the old preferred stock was redeemed resulting in no more accretion of preferred stock dividends.

Revenue

Total revenue declined to $347.7 million for the year ended December 31, 2003 from $369.8 million for the pro forma year ended December 31, 2002, which represented a decrease of $22.0 million, or 6.0%. Labor revenue decreased $17.2 million, or 6.0% for the year ended December 31, 2003 as compared to the pro forma year ended December 31, 2002. The majority of the labor revenue decrease was caused by a decline in utility capital work in the second half of 2003 as some large new power plant construction projects were completed. Although some of this business was replaced with utility maintenance and other industrial work, it was not sufficient to offset the total decline. Rental revenue decreased $2.4 million, or 3.2% due to the utility capital decrease mentioned above and the loss of a large rental contract. Equipment sales declined by $2.4 million, or 24.8%, due to a softening in sales of new equipment.

Gross Profit

Overall gross profit decreased to $68.5 million for the year ended December 31, 2003 from $78.9 million for the pro forma year ended December 31, 2002, which was a decrease of $10.4 million, or 13.2%. The decline in revenue accounts for approximately $5.0 million of the gross profit shortfall. The remainder of the shortfall is primarily due to a combination of higher insurance costs and a shift in revenue mix to lower margin industrial maintenance work.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.9 million to $44.1 million for the year ended December 31, 2003, from $46.0 million for the pro forma year ended December 31, 2002. This is primarily the result of a significantly lower bonus accrual, partially offset by higher salaries, medical, and other miscellaneous expenses.

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

Operating Income

As a result of the factors discussed above, operating income decreased by $0.8 million, or 3.1%, to $24.4 million for the year ended December 31, 2003 from $25.2 million for the pro forma year ended December 31, 2002.

Interest Expense

Interest expense decreased by $1.0 million to $32.7 million for the year ended December 31, 2003, from $33.7 million for the pro forma year ended December 31, 2002. This decrease is primarily due to a lower average interest rate on the Term Debt in 2003.

Accretion of Preferred Stock Dividends of Subsidiary

Accretion of preferred stock dividends of subsidiary represents dividends accreted on the Old Preferred Stock. Such dividends accreted on a compounded basis and increased the liquidation value of the Old Preferred Stock. The preferred stockholders were paid in full in connection with the Transaction. We have eliminated the impact of the accretion of preferred stock dividends from the pro forma 2002 results.

Provision for Income Tax

For the year ended December 31, 2003, the benefit for incomes taxes was recorded at an effective rate of 27.5% versus an estimated effective tax rate of 40% for the pro forma year ended December 31, 2002. The lower benefit rate in 2003 is primarily due to additional Canadian income taxes, as well as not fully booking the benefit of pre-tax losses for state income taxes.

Net Income (Loss)

Net loss increased $0.9 million to ($5.8) million for the year ended December 31, 2003 from ($4.9) million for the pro forma year ended December 31, 2002.

Year Ended December 31, 2002 (Pro Forma), as Compared to Year Ended December 31, 2001

As discussed previously, the Transaction occurred on October 16, 2002. This created two stub reporting periods in 2002, January 1, 2002 through October 16, 2002 and October 17, 2002 through December 31, 2002. Because of the uniqueness of the cut-off dates and the impact of the Transaction on the financial statements, these stub periods are not readily comparable to the prior year. In order to facilitate a meaningful comparison we will compare the Pro Forma results for the year ended December 31, 2002 as if the Transaction had occurred on January 1, 2002, with the results of the historical year ended December 31, 2001. The major impacts of the Transaction on the Pro Forma financial statements were to significantly increase depreciation expense, amortization expense, and interest expense as a result of revaluing the assets, creating an intangible asset for customer relationships to be amortized over 12 years, and incurring a substantial amount of increased debt. Additionally, there were a significant amount of non-recurring start-up expenses incurred in 2002, and the old preferred stock was redeemed resulting in no more accretion of preferred stock dividends.

Revenue

Total revenue rose from $305.1 million for the year ended December 31, 2001 to $369.8 million for the pro forma year ended December 31, 2002, which represented an increase of $64.7 million, or 21.2%. Labor revenue was the biggest factor in the increase in overall revenues. Labor revenue increased $59.0 million, or 26.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Rental revenue increased $6.7 million, or 9.8% from $68.1 million for the year ended December 31, 2001, to $74.8 million for the pro forma year ended December 31, 2002. The majority of the revenue growth was driven by the industrial segment of our business, as we were awarded new refinery contracts and new power plant construction contracts. The nature of these work opportunities caused labor revenue to grow at a faster rate than rental revenue, as this type of work is more labor intensive than commercial work. Equipment sales declined by $1.1 million, or 9.8%, during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Gross profit

Pro forma 2002 gross profit of $78.9 million was 21.4% of revenue compared to $72.8 million and 23.9% of revenue for 2001. The primary reason for the decrease as a percentage of revenue to 21.2% from 23.9% is due to an approximate $8 million increase in depreciation expense in 2002 as a result of the Transaction.

Selling and administrative expenses

Selling and administrative expenses increased by $3.2 million in 2002 from $42.8 million to $46.0 million. The primary reason for the increase is due to $4.5 million in amortization of the customer relationship intangible asset and $0.6M of higher depreciation expense as a result of the Transaction, as well as higher bonus expense of $1.2M. These increases were partially offset by a decrease in goodwill amortization and impairment charge of $2.7M and the elimination of the $0.5 million management fee charged by the predecessor owners. JPMP and its affiliates are not charging a management fee.

Non Cash Compensation

Non-cash compensation expense of $2.5 million for year ended 2002 was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values on the date of the grant. Estimated fair values were determined by using the stock price used in the Transaction, as this provided independent third-party evidence of the fair value of the underlying stock.

Transaction Expenses

Transaction expenses represent those costs associated with the Transaction that could not be capitalized under generally accepted accounting principles. $5.3 million of transaction expenses were recorded in 2002, of which $5.0 million represents completion bonuses paid to members of management upon the consummation of the Transaction.

Operating Income

As a result of the factors discussed above operating income for the pro forma year ended 2002 decreased by $4.8 million to $25.2 million.

Interest expense

Net interest expense increased by $11.3 million in 2002 compared to 2001. The primary reason for the increase was due to higher debt levels as a result of the Transaction.

Accretion of preferred stock dividends of subsidiary

Accretion of preferred stock dividends decreased from $7.3 million in 2001 to $0 for pro forma 2002. Prior to the Transaction, accretion of preferred stock dividends of subsidiary represented dividends accreted on our subsidiary’s 14.5% Senior Exchangeable Preferred Stock (the “Old Preferred Stock”). The Old Preferred Stock was redeemed and paid in full in connection with the Transaction.

Net Income (Loss)

Net income (loss) decreased by $5.5 million from income of $0.6 million in 2001 to a pro forma loss of ($4.9) million for 2002.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the old credit facility to fund its operations, capital expenditures and working capital requirements. In the future, the Company expects to continue to use internal cash flow from operations and the Credit Facility for these items. As of December 31, 2003, the Company had working capital of $53.6 million, including cash and cash equivalents of $23.1 million.

For the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, cash provided by operating activities was $29.4 million, $36.2 million, $8.4 million, and $36.6 million, respectively.

One of the Company’s major uses of cash is capital expenditures, primarily comprised of equipment expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and growth opportunities. Capital expenditures were $19.6 million, $12.8 million, $3.7 million and $11.9 million, for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, respectively.

Our Credit Facility provides for $130.0 million of term loans, a $50.0 million revolving loan facility and a $20.0 million letter of credit facility. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. As of December 31, 2003, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $35.1 million. The Credit Facility was amended on February 3, 2004. The amendment contains two significant revisions. First, it adds an additional letter of credit facility of $15 million, which will allow the Company to move $15 million of letters of credit outstanding against the revolver to the additional letter of credit facility, thus increasing the amount currently available to be borrowed under the revolver by $15 million. Second, the interest rate on term loans is reduced by 0.75%.

The interest rate on the term loans under the Credit Facility is variable. For the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003, the weighted average interest rate on the term loans was 5.6% and 5.2%, respectively. The interest rate on the term loans under the Old Credit Agreement was variable, and the weighted average interest rate on the loans outstanding under the old term loan facility for the period from January 1, 2002 through October 16, 2002 was 5.7%.

Our estimated interest payment obligation for 2004 is $26.0 million, including commitment and letter of credit fees. We are required to make semi-annual interest payments on the Senior Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As discussed above, the credit agreement was amended effective February 3, 2004, to lower the interest rate spread by 0.75% to a spread of 1.75% to 3.25%. As of December 31, 2003, the interest rate on our term loans averaged 5.16%. We are not required to make interest payments on the Intermediate Notes, as these notes are pay-in-kind notes.

The Credit Agreement requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at December 31, 2003.

Contractual Obligations

The following is a summary of contractual cash obligations as of December 31, 2003 (dollars in thousands):

			Payments due in:

	Total	2004	2005	2006	2007	2008	After 2008
Term Loan Principal	$123,713	$1,250	$1,250	$1,250	$1,250	$1,250	$117,463
Expected Interest Payments on Term Loan (1)	34,142	6,351	6,287	6,222	6,158	6,093	3,031
Senior Notes Principal	150,000	—	—	—	—	—	150,000
Expected Interest Payments on Senior Notes	162,000	18,000	18,000	18,000	18,000	18,000	72,000
Intermediate Notes Principal	40,638	—	—	—	—	—	40,638
Expected Interest Payments on Intermediate Notes (2)	76,130	—	—	—	—	8,538	67,592
Operating Leases	9,182	2,883	2,311	1,882	1,297	573	236
Notes Payable	825	660	165	—	—	—	—

Total Contractual Cash Obligations	$596,630	$29,144	$28,013	$27,354	$26,705	$34,454	$450,960

(1)	The interest rate on the Term Loan is floating. For purposes of this schedule we are using the December 31, 2003 interest rate of 5.16% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

(2)	The Intermediate Notes are pay-in-kind notes. We are not expected to begin paying interest in cash until 2008. Interest expense prior to 2008 will accrete on the Notes and be paid upon maturity of the Notes.

Effect of Inflation; Seasonality

Inflation has not generally been a material factor affecting the Company’s business. The Company’s general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

The operations of the Company are generally subject to seasonal fluctuations coinciding with the spring and fall turnaround schedules of its major customers.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also established that fair value be the objective for initial measurement of the liability. SFAS No. 146 was adopted by us for exit or disposal activities initiated after December 31, 2002. Adoption did not have any impact on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. The value of market risk sensitive instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical ten percent change in interest rates, the potential losses in future earnings, fair value and cash flows are not material. The Company did not have any derivative financial instruments in place at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

See “Index to Financial Statements and Financial Statement Schedules” on Page F-1.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

On January 7, 2003, the Board of Directors authorized the engagement of Ernst & Young LLP (“E&Y”) to serve as independent public accountants for the fiscal year ending December 31, 2002. KPMG LLP (“KPMG”) had been engaged as independent public accountants for the predecessor company for the most recent fiscal year until their resignation on December 18, 2002.

None of KPMG’s reports on DLJ Brand’s consolidated financial statements for the fiscal year ended December 31, 2001 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2001, there were no disagreements between Brand and KPMG on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(iv) of Regulation S-K occurred within the fiscal year ended December 31, 2001.

Prior to engaging Ernst & Young, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events listed in Item 304(a)(1)(iv) of Regulation S-K.

Item 9a. Controls and Procedures

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

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company as of December 31, 2003. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

Name	Age	Position and Offices
John M. Monter	56	Chairman, Chief Executive Officer, President and Director
Jeffrey W. Peterson	45	Chief Financial Officer and Vice President, Finance
Raymond L. Edwards	50	Vice President, Operations Support and Secretary
Scott M. Robinson	56	Vice President, Business Development
Guy S. Huelat	42	Vice President, Operations-Southwest Region
David R. Cichy	53	Vice President, Operations-Northern Region
James “Marty” McGee	48	Vice President, Operations-Southeast Region
Arnold Chavkin	52	Director
Christopher C. Behrens	43	Director
Sean E. Epps	35	Director
Gary W. Edwards	61	Director

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

Scott M. Robinson has served as our Vice President, Business Development, since October 2002. He served as our Vice President, Operations — Southwest Region, from January 1998 to October 2002. Mr. Robinson joined us as Vice President, Marketing in March 1997. Prior to joining us, he held various positions at Cooper Industries, Inc., including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993. Mr. Robinson received a B.S. and an MS from Virginia Polytechnic Institute.

David R. Cichy has been our Vice President, Operations — Northern Region since 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with Rust Industrial Services (“RIS”) including Vice President, Resource Management from 1993 to 1996. Mr. Cichy attended Chicago Technical College.

James “Marty” McGee has served as our Vice President, Operations — Southeast Region since 1996. From 1993 until 1996, Mr. McGee held various region management positions with RIS and Waste Management Technologies. He has been with us in various management positions since 1981, including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, five different Rust companies), from 1995 to 1996. Mr. McGee attended Louisiana State University.

Arnold L. Chavkin is an Executive Partner of JPMP. Prior to joining JPMP, Mr. Chavkin was a member of Chemical Bank’s merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. His experience prior to Chemical Bank included corporate development for Freeport McMoRan as well as positions with Gulf and Western Industries and Arthur Young & Company. Mr. Chavkin is a Certified Public Accountant. He received his B.A. and M.B.A. degrees from Columbia University. Mr. Chavkin is a director of American Tower Corporation, Better Minerals & Aggregates, Crown Media Holdings, Inc., Encore Acquisition Partners, HDFC Bank, and Triton PCS, Inc. He serves on the Advisory Investment Boards of Richina Group, the India Private Equity Fund, and the Asia Development Partners Fund.

Christopher C. Behrens is a Partner of JPMP. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens is a director of Berry Plastics, Carrizo Oil and Gas, InterLine Brands, and a number of private companies.

Sean E. Epps is a Principal of JPMP. Prior to joining JPMP, Mr. Epps was an Associate at Paribas Principal Partners. Mr. Epps also held positions at Donaldson, Lufkin & Jenrette Securities Corp. and The Chase Manhattan Bank. He holds a B.A. from Hamilton College and an M.B.A. from The Wharton School, University of Pennsylvania. He is a director of Chromalox Corp.

Gary W. Edwards was elected to the Board of Directors in December, 2003. Mr. Edwards is currently a consultant in the energy field. From November 1999 until the time of his retirement in December 2001, he was Senior Executive Vice President, Corporate Strategy & Development, Conoco, Inc., and had been Executive Vice President, Refining, Marketing, Supply & Transportation of Conoco from September 1991 until November 1999. From September 1991 to October 1998, Mr. Edwards was also a Senior Vice President, E.I. duPont de Nemours and Company (Conoco’s parent). Mr. Edwards is a director of Sunoco Partners LLC, the American Petroleum Institute, and a past director and Vice President of the European Petroleum Industry Association in Brussels.

Audit Committee

The Company’s audit committee is comprised of Sean E. Epps (Chairperson), Christopher C. Behrens and Gary W. Edwards. Gary W. Edwards is “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Company’s board of directors has determined that it does not have an “audit committee financial expert” serving on its audit committee. The board of directors believe that the committee members have the appropriate experience and ability to perform the duties of the audit committee, although no member meets the definition of an “audit committee financial expert” as that term is defined in item 401 (h) (2) of Regulation S-K, as amended, promulgated by the SEC.

Code of Ethics

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Advisory Team Members, Senior Financial Officers, including the Controller and other persons performing similar functions, and all other management. This code of ethics is posted on our website, located at www.brandscaffold.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11. Executive Compensation

The information contained in Item 11 is not presented in thousands of dollars.

Compensation Committee

Compensation of the Company’s management is determined by a committee comprised of Messrs. Behrens and Epps.

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2001, 2002 and 2003:

Summary Compensation Table

					Company's
				Other	matching 401-K
		Salary	Bonus	Compensation	contribution
Name and Principal Position		($)	($)	($)	($)
John M. Monter,	2003	436,363	—	15,879	2,000
Chief Executive Officer	2002	420,992	2,480,000	15,689	2,000
	2001	406,016	487,200	14,962	1,700
Jeffrey W. Peterson, Chief Financial	2003	165,609	—	—	2,000
Officer, Vice President, Finance	2002	160,014	452,017	—	2,000
	2001	136,188	138,500	—	1,700
Raymond L. Edwards,	2003	174,428	—	—	2,000
Vice President, Operations Support	2002	169,686	463,623	—	2,000
	2001	163,155	195,786	—	1,700
Scott M. Robinson,	2003	172,432	—	—	2,000
Vice President, Business Development	2002	167,731	461,277	—	2,000
	2001	161,283	193,540	—	1,700
Guy S. Huelat,	2003	166,857	—	—	2,000
Vice President Operations -	2002	161,221	453,465	—	2,000
Southwest Region	2001	153,546	184,255	—	1,700
David R. Cichy,	2003	165,963	—	6,300	2,000
Vice President Operations -	2002	160,659	452,791	6,300	2,000
Northern Region	2001	153,005	183,600	6,300	1,700
James “Marty” McGee,	2003	166,940	—	—	2,000
Vice President Operations -	2002	162,074	454,489	—	2,000
Southeast Region	2001	155,834	187,000	—	1,700

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

Equity Incentive and Stock Options

In addition to compensation reflected in the foregoing table, the LLC has provided members of the Brand Advisory Team an opportunity to participate in both a time-based equity incentive program and a performance-based equity incentive program. The following table reflects the number of Class C units of the LLC issued to members of the Brand Advisory Team under these equity incentive programs:

	Number of Units
	2002	2003
John M. Monter	810,336	—
Jeffrey W. Peterson	92,610	—
Raymond L. Edwards	92,610	—
Scott M. Robinson	92,610	—
Guy S. Huelat	92,610	—
David R. Cichy	92,610	—
James “Marty” McGee	92,610	—

Employment Agreements

Mr. Monter has entered into an amended and restated employment agreement with us which became effective with the closing of the Transactions pursuant to which he will serve as the Chief Executive Officer. The amended and restated employment agreement terminates on December 31, 2007, and provides for an annual salary of not less than $425,000. Mr. Monter is also eligible for a bonus of up to 150% of his base salary. We are, under certain circumstances (including that such remittance is permitted by law), obligated to remit the remaining annual scheduled payment of premiums in the amount of $200,000, on an insurance policy pursuant to a split-dollar agreement entered into between us and Mr. Monter. We are obligated to establish a nonqualified deferred compensation plan pursuant to which we shall make an annual contribution during each year of Mr. Monter’s employment term in an amount equal to 25% of Mr. Monter’s base salary. As a part of the amended and restated employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with us, working for any of our competitors or using proprietary information for a 24-month period following the termination of his employment with us. Mr. Monter’s receipt of post-termination severance benefits are conditioned upon his releasing us from certain potential claims and upon his compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

Each of Jeffrey W. Peterson, Raymond L. Edwards, Guy S. Huelat, James McGee, Scott M. Robinson and David R. Cichy (the “Executives”) has entered into an amended and restated employment agreement with us, each of which became effective with the closing of the Transaction, for terms effective through the second anniversary of the closing of the Transaction. The employment agreements will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by us not less than 30 days nor more than 60 days prior to the end of the then-current term. We are obligated to establish a nonqualified deferred compensation plan for each such Executive pursuant to which we shall make an annual contribution during each year of such Executive’s employment term in an amount equal to 15% of such Executive’s base salary. As a part of each amended and restated employment agreement, each Executive has entered into covenants prohibiting such Executive from competing with us, working for any of our competitors or using proprietary information for a 24-month period following his departure from us. Each Executive’s receipt of post-termination severance benefits is conditioned upon such Executive releasing us from certain potential claims and upon such Executive’s compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

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

The Leveraged Employee Co-Investment Program. Certain of our managers, including our executive officers, were given the opportunity to participate in a leveraged employee co-investment program. Under this program, the LLC provided these managers with eight-year term loans, bearing interest at a cumulative rate per annum equal to 3.27%, for the purpose of financing such managers’ purchase of additional equity interests in the LLC. The executive officers and team members borrowed approximately $2.9 million to purchase equity interests in the LLC under this plan. Each loan made to a manager is secured, at a minimum, by a pledge of all of the equity interests in the LLC purchased by such manager with the proceeds of the loan.

The Direct Investment Program. In addition to the foregoing equity programs, the LLC provided certain of our managers with the opportunity to purchase additional equity interests in the LLC for the same per unit cash purchase price paid by JPMP and certain other equity investors in connection with the closing of the Transaction. No loans were provided to the team members under the Direct Investment Program.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

All of the issued and outstanding common stock of Brand Services, Inc. is owned by Brand Intermediate Holdings, Inc. and all of the issued and outstanding common stock of Brand Intermediate Holdings, Inc. is owned by the LLC. The following table sets forth certain information with respect to the beneficial ownership of the voting equity interests of the LLC as of December 31, 2003, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of the LLC and (ii) all directors and executive officers of the Company as a group:

	Number of Voting
Name and Address of Beneficial Owner	Equity Interests	Percentage of Class
J.P. Morgan Partners (BHCA), L.P.	13,466,227	74.1%
1221 Avenue of the Americas, 39th Floor
New York, NY 10020 (1)
Teachers Insurance and Annuity Association of America	1,210,164	6.7
730 Third Avenue
New York, NY 10019
John M. Monter (2)	411,482	2.3
Jeffrey W. Peterson (2)	60,790	0.3
Raymond L. Edwards (2)	77,500	0.4

	Number of Voting
Name and Address of Beneficial Owner	Equity Interests	Percentage of Class
Scott M. Robinson (2)	36,750	0.2
Guy S. Huelat (2)	54,602	0.3
David R. Cichy (2)	57,618	0.3
James “Marty” McGee (2)	60,825	0.3
Arnold L. Chavkin (2)(3)	13,466,227	74.1
Christopher C. Behrens (2)(3)	13,466,227	74.1
Sean E. Epps (2)(3)	13,466,227	74.1
All directors and officers as a group (3)	14,225,794	78.3

(1)	Consists of equity interests held by J.P. Morgan Partners (BHCA), L.P. (“BHCA”), J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P., each of which is affiliated with BHCA.

(2)	The address for officers and directors is c/o Brand Services, Inc., 15450 South Outer Highway 40, #270, Chesterfield, MO 63017.

(3)	Includes 13,466,277 shares held by BHCA and its affiliates. Messrs. Chavkin, Behrens and Epps are partners and/or principals of J.P. Morgan Partners, LLC, an affiliate of BHCA and therefore may be considered to share the beneficial ownership of the shares held by BHCA and its affiliates. Messrs. Chavkin, Behrens and Epps disclaim beneficial ownership of these shares.

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

Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P., who collectively own 63.9% of the equity interests (74.1% of the voting equity interests) in our parent company, Brand Holdings, LLC. Arnold L. Chavkin and Christopher C. Behrens, who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Ernst & Young LLP for services rendered during the years ended December 31, 2002 and 2003:

AUDIT FEES: $179,148 and $159,060 for 2002 and 2003, respectively, for services rendered for the audits of our financial statements, SEC registration statement filings and reviews of the financial statements included in our Forms 10-Q.

AUDIT-RELATED FEES: $13,000 and $13,500 for 2002 and 2003, respectively, for services rendered for assurance and related services reasonably related to the performance of the audits of our financial statements not reported under the caption “Audit Fees” above.

TAX FEES: None

ALL OTHER FEES: $1 million for various advisory services related to the transaction in 2002 and none in 2003.

Consistent with the Securities and Exchange commission requirements regarding auditor independence, the Audit committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to the commencement of the specified service. All services provided by Ernst & Young, LLP subsequent to May 6, 2003, have been preapproved by the Audit Committee.

Item 15. Exhibits, Index to Financial Statements, Financial Statement Schedules and Reports on Form 8-K

Documents Filed as Part of this Report

(1) and (2) Financial Statements.

See Index to Financial Statements on Page F-1 of this report.

(1) Exhibits

See Index on Page E-1 of this report.

Reports filed with Form 8-K

None

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors	F-2
Consolidated Statements of Operations for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003
F-4
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003
F-7
Consolidated Statements of Stockholder’s Equity (Deficit) for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003
F-9
Notes to Consolidated Financial Statements	F-13

REPORTS OF INDEPENDENT AUDITORS

Board of Directors Brand Intermediate Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Brand Intermediate Holdings, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003. We have also audited the consolidated statements of operations, stockholder’s equity (deficit), and cash flows of DLJ Brand Holdings, Inc. and subsidiaries (Predecessor company) for the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brand Intermediate Holdings, Inc. and subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the period from October 17, 2002 through December 31, 2002 and for year ended December 31, 2003, and the consolidated results of operations and cash flows of DLJ Brand Holdings, Inc. (Predecessor company) for the period from January 1, 2002 through October 16, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

St. Louis, Missouri
February 27, 2004

INDEPENDENT AUDITORS’ REPORT

To DLJ Brand Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholder’s equity (deficit), and cash flows of DLJ Brand Holdings, Inc. and subsidiaries (the Company) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DLJ Brand Holdings, Inc. and subsidiaries for year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

St. Louis, Missouri
September 6, 2002

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	DLJ Brand Holdings, Inc. (Predecessor)		Brand Intermediate Holdings, Inc.
		January 1, 2002	October 17, 2002
	Year Ended	through	through	Year Ended
	December 31, 2001	October 16, 2002	December 31, 2002	December 31, 2003
Revenue:
Labor	$226,099	$222,312	$62,823	$267,964
Equipment rental	68,130	59,951	14,886	72,408
Equipment sales	10,860	8,210	1,587	7,365

Total revenue	305,089	290,473	79,296	347,737

Operating expenses:
Labor	182,672	179,579	52,575	222,005
Equipment rental	26,042	20,410	8,260	36,395
Equipment sales	6,853	5,455	1,067	5,005
Divisional operating expenses	16,725	13,036	3,401	15,818

Total operating expenses	232,292	218,480	65,303	279,223

Gross profit	72,797	71,993	13,993	68,514
Selling and administrative expenses	42,785	32,502	10,008	44,125
Non-cash compensation	—	2,491	—	—
Transaction expenses	—	5,297	—	—

Operating income	30,012	31,703	3,985	24,389
Interest expense	22,750	15,525	7,105	32,718
Interest income	(609)	(151)	(159)	(267)
Accretion of preferred stock dividends of subsidiary	7,308	6,576	—	—

Income (loss) before provision (benefit) for income tax	563	9,753	(2,961)	(8,062)
Provision (benefit) for income tax	—	1,335	(1,116)	(2,221)

Net income (loss)	$563	$8,418	$(1,845)	$(5,841)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,817	$23,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,326 in 2002 and $1,365 in 2003	58,463	54,005
Accrued revenue	3,379	3,137
Notes receivable	679	621
Other current assets	12,441	9,421

Total current assets	79,779	90,284

PROPERTY AND EQUIPMENT:
Land	1,161	1,237
Buildings and leasehold improvements	3,120	3,354
Vehicles and other equipment	23,336	25,736
Scaffolding equipment	179,221	188,489

Total property and equipment, at cost	206,838	218,816
Less- Accumulated depreciation and amortization	7,553	39,857

Total property and equipment, net	199,285	178,959

GOODWILL	247,891	248,347
CUSTOMER RELATIONSHIPS, NET	52,777	48,286
OTHER ASSETS AND INTANGIBLES, NET	26,006	24,783

Total assets	$605,738	$590,659

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands except per share amounts)

	December 31,	December 31,
	2002	2003
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,300	$1,250
Notes payable and capital lease obligations, current portion	1,883	660
Accounts payable and accrued expenses	39,278	33,302
Deferred revenue	1,468	1,448

Total current liabilities	43,929	36,660

LONG-TERM DEBT	306,432	305,282

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	825	165

DEFERRED INCOME TAXES	32,759	29,173

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding, as of December 31, 2002 and 2003	—	—
Paid-in capital	223,498	224,212
Cumulative foreign currency translation adjustment	140	2,853
Accumulated deficit	(1,845)	(7,686)

Total stockholder’s equity	221,793	219,379

Total liabilities and stockholder’s equity	$605,738	$590,659

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	DLJ Brand Holdings, Inc. (Predecessor)		Brand Intermediate Holdings, Inc.
	Year Ended	January 1, 2002	October 17, 2002	Year Ended
	December 31,	through	through	December 31,
	2001	October 16, 2002	December 31, 2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$563	$8,418	$(1,845)	$(5,841)
Adjustments to reconcile net income (loss) to net Cash provided by operating activities:
Deferred income tax benefit	(244)	(1,015)	(662)	(3,282)
Depreciation and amortization	26,616	18,303	9,130	38,503
Non-cash compensation	—	2,491	—	—
Non-cash interest expense	2,499	2,245	1,428	6,197
Gain on sale of scaffolding equipment	(1,247)	(1,176)	(250)	(828)
Contribution for completion bonuses	—	5,000	—	—
Tax benefit from exercise of stock options	—	1,444	—	—
Preferred stock dividends of subsidiary	7,308	6,576	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,159)	(1,166)	(4,122)	4,458
Accrued revenue	1,088	(6,279)	5,030	242
Notes receivable	154	(165)	(187)	(2)
Other current assets	(451)	1,186	(5,656)	3,020
Accounts payable and accrued expenses	2,555	806	3,721	(5,262)
Deferred revenue	(505)	41	87	(20)
Other	(1,736)	(490)	1,775	(584)

Net cash provided by operating activities	29,441	36,219	8,449	36,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,635)	(12,821)	(3,708)	(11,921)
Proceeds from sales of property and equipment	2,871	2,639	460	1,773
Payments for acquisitions	(3,800)	—	(524,400)	—

Net cash used for investing activities	(20,564)	(10,182)	(527,648)	(10,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	15,000	—	310,097	—
Payment of deferred financing fees	—	—	(12,659)	—
Payments of long-term debt	(8,912)	(33,475)	—	(6,287)
Exercise of stock options	40	67	—	—
Borrowings (payments) of revolving loans	(4,125)	—	—	—
Payments on capital lease obligations	(1,359)	(1,405)	(804)	(1,883)
Capital contribution from LLC	—	—	223,498	—

Net cash provided by (used for) financing activities	$644	$(34,813)	$520,132	$(8,170)

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	DLJ Brand Holdings, Inc. (Predecessor)		Brand Intermediate Holdings, Inc.
	Year Ended	January 1, 2002	October 17, 2002	Year Ended
	December 31,	through	through	December 31,
	2001	October 16, 2002	December 31, 2002	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,521	$(8,776)	$933	$18,283
CASH AND CASH EQUIVALENTS, beginning of period	3,139	12,660	3,884	4,817

CASH AND CASH EQUIVALENTS, end of period	$12,660	$3,884	$4,817	$23,100

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$20,178	$18,497	$2,558	$26,745
Income taxes paid	763	786	61	1,453
NON-CASH TRANSACTIONS:
Notes payable, issued in connection with acquisitions	500	—	—	—
Issuance of common stock in exchange for notes receivable	380	—	—	—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands except share amounts)

			Receivables
			from Sale of
DLJ Brand		Additional	Predecessor’s	Predecessor	Cumulative
Holdings, Inc.	Common	Paid in	Common	Basis	Translation	Accumulated		Comprehensive
(Predecessor)	Stock	Capital	Stock	Adjustment	Adjustment	Deficit	Total	Income (Loss)
Balance, December 31, 2000	$144	$14,830	$(1,097)	$(13,038)	$(1,639)	$(36,543)	$(37,343)
Comprehensive income:
Net income	—	—	—	—	—	563	563	$563
Translation adjustment	—	—	—	—	(129)	—	(129)	(129)

Comprehensive income								$434

Issuance of promissory notes from officers and employees	—	—	(380)	—	—	—	(380)
Exercise of Stock Options	2	418	—	—	—	—	420
Other	—	12	—	—	—	—	12

Balance, December 31, 2001	$146	$15,260	$(1,477)	$(13,038)	$(1,768)	$(35,980)	$(36,857)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

			Receivables
			From Sale of
DLJ Brand		Additional	Predecessor’s	Predecessor	Cumulative
Holdings, Inc.	Common	Paid In	Common	Basis	Translation	Accumulated		Comprehensive
(Predecessor)	Stock	Capital	Stock	Adjustment	Adjustment	Deficit	Total	Income (Loss)
Balance, December 31, 2001	$146	$15,260	$(1,477)	$(13,038)	$(1,768)	$(35,980)	$(36,857)
Comprehensive income:
Net income	—	—	—	—	—	8,418	8,418	$8,418
Translation adjustment	—	—	—	—	(176)	—	(176)	(176)

Comprehensive income								$8,242

Exercise of Stock Options	—	67	—	—	—	—	67
Non-cash compensation expense	—	2,491	—	—	—	—	2,491
Equity contribution for completion bonuses	—	5,000	—	—	—	—	5,000
Tax benefit related to exercises of stock options	—	1,444	—	—	—	—	1,444

Balance, October 16, 2002	$146	$24,262	$(1,477)	$(13,038)	$(1,944)	$(27,562)	$(19,613)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

		Additional	Cumulative
Brand Intermediate		Paid In	Translation	Accumulated		Comprehensive
Holdings, Inc.	Common Stock	Capital	Adjustment	Deficit	Total	Income (Loss)
Capital contribution from LLC	$—	$223,498	$—	$—	$223,498
Comprehensive income (loss):
Net loss	—	—	—	(1,845)	(1,845)	$(1,845)
Translation adjustment	—	—	140	—	140	140

Comprehensive loss						$(1,705)

Balance, December 31, 2002	$—	$223,498	$140	$(1,845)	$221,793

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

		Additional	Cumulative
Brand Intermediate		Paid In	Translation	Accumulated		Comprehensive
Holdings, Inc.	Common Stock	Capital	Adjustment	Deficit	Total	Income (Loss)
Balance, December 31, 2002	$—	$223,498	$140	$(1,845)	$221,793
Comprehensive income (loss):
Net loss	—	—	—	(5,841)	(5,841)	$(5,841)
Translation adjustment	—	—	2,713	—	2,713	2,713

Comprehensive loss						$(3,128)

Accrued bonuses exchanged for LLC equity; subsequently contributed to additional paid in capital		714			714

Balance, December 31, 2003	$—	$224,212	$2,853	$(7,686)	$219,379

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)

1. ORGANIZATION AND BUSINESS:

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of December 31, 2003, the voting equity interests of the LLC are owned 74.1% by J.P. Morgan Partners and its affiliates (“JPMP”), and 25.9% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

Prior to October 16, 2002, Brand Services, Inc. was a wholly owned subsidiary of DLJ Brand Holdings, Inc. (“DLJ Brand” or the “Predecessor” company). On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly-owned subsidiary of the LLC, and was renamed Brand Intermediate Holdings, Inc. The preceding events are referred to as the “Transaction”, as discussed further in Note 15.

The information for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.”

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

The Company’s services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for $32.5 million (11%) and $37.3 million (11%), of our revenue for the years ended December 31, 2001 and 2003, respectively, another customer accounted for $40.3 million (11%) of our revenues for the combined twelve months ended December 31, 2002, and another customer accounted for $37.6 million (11%) of our revenues for the year ended December 31, 2003.

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

Sales of Scaffolding

The Company periodically sells new scaffolding directly to third parties. The Company recognizes revenue upon shipment and records as operating expense, the average cost of the scaffolding sold. The Company periodically sells used scaffolding to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding. Net book value is determined assuming the oldest scaffolding is sold first, as the Company maintains inventory records on a group basis.

Cash and Cash Equivalents

The Company considers all short-term deposits purchased with original maturities of three months or less to be cash equivalents.

Accrued Revenue

Accrued revenue represents work performed which either due to contract stipulations or lacking contractual documentation requirements could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

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

For the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, depreciation expense was $23,488, $17,906, $7,964, and $33,838, respectively.

Impairment Review Policies

The Company accounts for its long-lived assets, excluding goodwill and tradenames, in accordance with SFAS 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

The Company accounts for its goodwill and tradenames in accordance with SFAS 142, which requires the Company to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, the Company has determined that it will perform its impairment analysis on a consolidated enterprise level. Because quoted market prices do not exist for the Company, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Deferred Financing Costs

In connection with borrowings under the old Credit Facility (“Old Credit Facility”) and the February 1998 issuance of 10-1/4% Senior Notes, (“Old Senior Notes”) the Company incurred financing fees and expenses that were deferred and were being amortized generally over 10 years. For the year ended December 31, 2001, and for the period from January 1, 2002 through October 16, 2002, amortization expense related to deferred financing costs was $546 and $433, respectively.

In connection with the issuance of the new Credit Facility (“Credit Facility”), the $150.0 million, 12% Senior Subordinated Notes (“Senior Notes”), and the $35.0 million, 13%, pay-in-kind notes (“Intermediate Notes”), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the period from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, amortization expense relating to these deferred financing costs was $380 and $1,109, respectively.

Deferred Revenue

Deferred revenue represents amounts collected from customers at a faster rate than the work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

Stock Based Employee Compensation

The Company accounts for employee stock awards under APB Opinion 25. During the period from January 1, 2002 through October 16, 2002, non-cash compensation expense of $2.5 million was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of grant. Estimated fair values were determined by using the stock price inherent in the Transaction. Had compensation cost been determined using the fair value model under SFAS 123, the Company’s net income (loss) would reflect the following:

	Predecessor
	For the Year	For the period from	For the period from
	Ended	January 1, 2002	October 17, 2002	Year Ended
	December 31,	through	through	December
	2001	October 16, 2002	December 31, 2002	31, 2003
Net income (loss) as reported	$563	$8,418	$(1,845)	$(5,841)
Less: stock based employee Compensation under the Requirements of SFAS 123, net of tax	(142)	—	(60)	(493)

Pro forma net income (loss)	$421	$8,418	$(1,905)	$(6,334)

The per unit weighted average fair value of awards granted was $1.76 in both the period from October 17, 2002 through December 31, 2002 and the year ended December 31, 2003. The fair value of each award was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

	For the period from
	October 17, 2002	Year Ended
	through	December 31,
	December 31, 2002	2003
Average risk-free interest rate	3.94%	3.96%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.00	0.00
Expected Life (years)	5	5

Workers’ Compensation and Health Benefit Liabilities

The estimates of workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of health care services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. These estimates are continually reviewed and adjustments, if necessary, are reflected in the period known.

Foreign Operations

The assets and liabilities of the Company’s wholly owned foreign subsidiary, Brand Scaffold Services of Canada, Inc., which uses the Canadian dollar as its functional currency, are translated at the rates of exchange in effect on the balance sheet date while income statement accounts are translated at the average exchange rate in effect during the period. The resulting translation adjustments are charged or credited to the cumulative foreign currency translation adjustment account included in stockholder’s equity. Revenue from the Canadian operation and scaffolding equipment in Canada are less than 10% of the consolidated totals for the Company.

3. NOTES RECEIVABLE:

Notes receivable primarily result from scaffolding sales. As of December 31, 2002 and 2003, $679 and $621, respectively, of such notes were outstanding with interest rates ranging from 6.5% to 9.0%.

4. GOODWILL:

Goodwill represents the amount paid in connection with the Transaction in excess of the fair value of the identifiable net assets acquired. Prior to December 31, 2001, goodwill was amortized using the straight-line method over five years. Amortization expense related to goodwill was $2,756 for the year ended December 31, 2001. Goodwill amortization for the year ended December 31, 2001 included an impairment charge of $1,400 associated with one of the acquired businesses in 2000, because management no longer believed the carrying value of that goodwill was recoverable.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Accordingly, amortization of goodwill ceased effective January 1, 2002. The Company completed its required impairment test as of October 1, 2003, and in doing so determined that goodwill was not impaired. The following table shows a reconciliation between reported net income and adjusted net income had SFAS No. 142 been implemented by the Company as of January 1, 2001:

	Predecessor
	For the Year	For the period from	For the period from
	Ended	January 1, 2002	October 17, 2002	Year Ended
	December	through	through	December
	31, 2001	October 16, 2002	December 31, 2002	31, 2003
Reported net income (loss)	$563	$8,418	$(1,845)	$(5,841)
Add back:
Goodwill amortization	1,377	—	—	—

Adjusted net income (loss)	$1,940	$8,418	$(1,845)	$(5,841)

5. OTHER ASSETS AND INTANGIBLES:

Other assets and intangibles consists of the following at December 31:

	2002	2003
Customer relationships	$52,777	$48,286
Trade names	13,514	13,514
Deferred financing costs, net of Accumulated amortization of $380 in 2002 and $1,489 in 2003	12,279	11,170
Non-compete agreement	213	39
Notes receivable	—	60

	$78,783	$73,069

The customer relationships and trade names were recorded at their fair values as a result of the Transaction. The fair value assigned to customer relationships of $53,900 was based on the future discounted cash flows that are expected to result from the customer relationships existing at October 16, 2002. The customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003, was $1,123 and $4,491, respectively. The trade names will not be amortized as this intangible asset has an indefinite life. Amortization expense related to the non-compete agreement was $181, $198, $43 and $174 for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, respectively.

The following summarizes the balances of intangibles as of December 31, 2002 and 2003:

	December 31, 2002			December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	$53,900	$(1,123)	$52,777	$53,900	$(5,614)	$48,286
Non-compete agreement	256	(43)	213	256	(217)	39
Unamortized intangible assets:
Trade names	13,514	—	13,514	13,514	—	13,514

Aggregate amortization expense for the period from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003 was $1,166 and $4,665, respectively. Estimated amortization expense for the next five years, is as follows:

2004	$4,517
2005	4,506
2006	4,492
2007	4,492
2008	4,492

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

As of December 31, 2002 and 2003, the Company’s accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off once collection efforts are exhausted.

Activity in the allowance for doubtful accounts consists of the following:

	Predecessor
		For the period
	For the Year	from	For the period from	For the Year
	Ended	January 1, 2002	October 17, 2002	Ended
	December	through	through	December 31,
	31, 2001	October 16, 2002	December 31, 2002	2003
Balance at beginning of period	$913	$1,150	$1,222	$1,326
Additions charged to operating expenses	1,340	790	535	1,560
Net write-offs	(1,103)	(718)	(431)	(1,521)

Balance at end of period	$1,150	$1,222	$1,326	$1,365

7. INCOME TAXES:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company’s foreign subsidiary because those earnings are considered to be permanently invested. If the reinvested earnings were to be remitted, the U. S. income taxes under current law would be immaterial.

For the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, the provision (benefit) for income taxes consisted of the following:

	Predecessor
	For the Year	For the period from	For the period from	For the Year
	Ended	January 1, 2002	October 17, 2002	Ended
	December	through	through	December
	31, 2001	October 16, 2002	December 31, 2002	31, 2003
Current:
Current state tax	—	—	—	850
Current foreign tax (benefit)	244	906	(454)	211

Total Current	244	906	(454)	1,061

Deferred:
Deferred domestic tax (benefit)	$440	$878	$(238)	$(2,613)
Deferred foreign tax (benefit)	(684)	(449)	(424)	(669)

Total Deferred	(244)	429	(662)	(3,282)

Provision (benefit) for income taxes	$—	$1,335	$(1,116)	$(2,221)

The reconciliation of the statutory federal income tax expense (benefit) on the Company’s pretax income (loss) to the actual provision (benefit) for income taxes follows:

	Predecessor
		For the period from	For the period from	For the Year
	For the Year	January 1, 2002	October 17, 2002	Ended
	Ended December	through	through	December 31,
	31, 2001	October 16, 2002	December 31, 2002	2003
Statutory federal income taxes	$191	$3,414	$(1,037)	$(2,741)
State and local taxes, net of federal	121	459	(42)	561
Foreign tax rate differential	(100)	92	(162)	(314)
Non-deductible preferred stock dividends of subsidiary	2,923	2,630	—	—
Interest expense disallowance	—	1,274	—	—
Valuation allowance	(3,262)	(7,602)	—	—
Other	127	1,068	125	273

Provision (benefit) for income Taxes	$—	$1,335	$(1,116)	$(2,221)

The components of the net deferred income tax liability as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Accrued liabilities	$6,198	$3,045
Net operating loss carryforward	47,731	43,413
Other	70	201

Deferred tax assets	53,999	46,659

Deferred tax liabilities:
Property and equipment	(61,441)	(53,051)
Intangibles	(25,317)	(22,781)

Deferred tax liabilities	(86,758)	(75,832)

Deferred income tax liability, net	$(32,759)	$(29,173)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. For the year ended December 31, 2001, the valuation allowance decreased $3.3 million. During the period from January 1, 2002 through October 16, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million to $0, because the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. At December 31, 2003, the Company had net operating loss carryforwards, for federal income tax purposes, of $116 million which expire in various years between 2011 and 2022. A majority of the net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The major components of accounts payable and accrued expenses as of December 31, 2002 and 2003, are as follows:

	2002	2003
Accounts payable	$6,612	$5,195
Payroll and related accruals	11,004	7,577
Workers’ compensation and health benefit liabilities	13,847	14,366
Accrued interest	4,081	3,858
Other	3,734	2,306

	$39,278	$33,302

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations as of December 31, 2002 and 2003, are as follows:

	2002	2003
Notes payable	$1,863	$825
Capital lease obligations	845	—

	2,708	825
Less- Current portion	1,883	660

	$825	$165

Notes payable consist of several promissory notes with interest rates of 4.0% to 9.0%. Future principal payments total $660 for 2004, and $165 for 2005. During 2002, the Company leased certain scaffolding equipment under capital leases. The net book value of the scaffolding equipment under capital lease was $1,489 as of December 31, 2002.

10. LONG-TERM DEBT:

At December 31, 2002 and 2003, the long-term debt consisted of the following:

	2002	2003
Credit Facility, due 2009	$130,000	$123,713
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	35,962	40,638

	$315,962	$314,351
Less -
Current portion	1,300	1,250
Unamortized discount	8,230	7,819

	$306,432	$305,282

In connection with the Transaction, Brand issued $150.0 million of 12%, Senior Subordinated Notes (the “Senior Notes”) due in 2012, with interest payable semi-annually. The Senior Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the “Credit Facility”). Amortization expense related to the discount on the Senior Notes for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003 was $50 and $241, respectively. Brand also entered into the Credit Facility which provides for $130.0 million in term loans, a $50.0 million revolving credit facility and a $20.0 million letter of credit facility. As of December 31, 2003, scheduled principal payments of $313, plus accrued interest, are due quarterly on the term loans. Up to $20 million of the $50 million revolving credit facility may be used for letters of credit. As of December 31, 2003, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $35.1 million. Brand also issued $35.0 million of 13%, pay-in-kind notes (the “Intermediate Notes”) that are subordinated to the Credit Facility and rank equally with the Senior Notes. The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003 was $35 and $171, respectively. The Intermediate Notes are “pay-in-kind” notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003 was $962 and $4,675, respectively.

Interest rates under the Credit Facility are based upon the LIBOR rate (for LIBOR loans under the term borrowing) or the base rate (for base rate loans under the term borrowing) plus a margin of 2.5% to 4.0%. As of December 31, 2003, our term borrowings were LIBOR loans at rates ranging from 5.13% to 5.16%. The average interest rate under term loans for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003 was 5.6% and 5.2%, respectively. Interest expense on the term loans and the Senior Notes for the period from October 17, 2002 through December 31, 2002 and for the year ended December 31, 2003 was $5,357 and $24,845, respectively. In connection with the Credit Facility, the Company incurred administrative fees and commitment fees of 0.5% on the unused portion of the revolving credit facility. The fees are included in interest expense and totaled $52 and $276 for the period from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, respectively. Interest on the revolver is typically due at the end of each LIBOR contract which can range from one to twelve months. As of December 31, 2003, $34.9 million was available under the revolver at interest rates of base rate or LIBOR rate plus applicable margins.

Maturities of long-term debt as of December 31, 2003, are as follows:

Year
2004	$1,250
2005	1,250
2006	1,250
2007	1,250
2008	1,250
Thereafter	$308,101

Total	$314,351

Substantially all of the assets of the Company are pledged as collateral for the Credit Facility. In addition, the Company is required under the Credit Facility to comply with various covenants. These covenants include, among other restrictions, that the Company maintain certain financial ratios, and impose limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with the various covenants at December 31, 2003.

As a result of the Transaction, the loans outstanding under the old $190.0 million Credit Agreement (the “Old Credit Agreement”), the old 10 -1/4%, $130.0 million Senior Notes (the “Old Senior Notes”), and the old $14.5 million Subordinated Note (the “Old Subordinated Note”) were all repaid in full. The average interest rate under the Old Credit Agreement and the Old Senior Note was 9.63%, and 9.21%, for the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002, respectively. Interest expense under the Old Credit Agreement and the Old Senior Notes for the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002 was $17,901 and $12,433, respectively. Under the Old Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $173 and $158 for the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002, respectively.

11. LEASE OBLIGATIONS:

The Company leases a portion of its operating and office facilities under operating leases. For the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, rent expense was $2,970, $2,368, $791 and $3,066, respectively.

The future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows:

Year
2004	$2,883
2005	2,311
2006	1,882
2007	1,297
2008	573
Thereafter	236

Total minimum lease payments	$9,182

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

13. SENIOR EXCHANGEABLE PREFERRED STOCK OF SUBSIDIARY:

Prior to the Transaction, the Company had authorized 1,250,000 shares and at December 31, 2001, had issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the “Old Senior Preferred Stock”). The liquidation value of each share of Old Senior Preferred Stock was $25.00 at issuance. Dividends were calculated quarterly on the liquidation value of such shares (including accreted dividends) at 14.5% annually. For the year ended December 31, 2001, and for the period from January 1, 2002 through October 16, 2002, dividends of $7,308, and $6,576, respectively, were accreted. All of the Old Senior Preferred Stock was redeemed and paid in full in connection with the Transaction.

14 STOCKHOLDER’S EQUITY:

Subsequent to the Transaction, the LLC adopted a Management Equity Incentive Program (the “Management Equity

,

Incentive Program”). Under this program, employees of Brand are eligible to participate in both a time-based equity incentive program and a performance-based equity incentive program to acquire Class C units of the LLC. Under the time-based equity incentive program, for so long as a member of management remains employed by Brand, and subject to an accelerated vesting in the event of certain liquidity events, the time-based incentive units issued to each employee vest over a five-year period. Under the performance-based equity incentive program, the number of outstanding performance-based units that will vest upon termination or the occurrence of a liquidity event will be determined by comparing the net equity valuation of Brand to certain net equity valuation targets agreed to between management and the LLC. In the event that no liquidity event occurs prior to December 31, 2009, the number of the outstanding performance-based units that vest on that date will be determined by the fair market value of the LLC on that date. As of December 31, 2002, 195,142 and 1,170,854 time-based and performance-based Class C units were issued and outstanding, respectively. As of December 31, 2003, 289,642 and 1,749,634 time-based and performance-based Class C units were issued and outstanding, respectively.

In April 2003, certain members of the Company’s management team were offered the opportunity to purchase Class B units of the LLC and receive Class C units of the LLC. The Class B units could be purchased for cash, through a leveraged co-investment loan, or through receipt of a bonus award earned and accrued by Brand as of December 31, 2002. The Class C units were awarded to management team members based on the decisions of the board of directors. Management team members obtained leveraged co-investment loans in the amount of $2.9 million for 287,145 Class B units. These co-investment loans are limited recourse loans, bear interest at the rate of 3.27%, and mature on April 15, 2011. For financial reporting purposes, these management loans are recorded in the LLC financial statements; however, the related stock compensation expense is recorded on the Company’s books and records, as applicable. During 2003, management team members obtained 71,383 Class B units through the receipt of bonus awards resulting in additional capital contributions of $714 to the LLC, and subsequently to the Company. Management team members were awarded 673,280 class C units during 2003.

The Company records compensation expense utilizing variable plan accounting to account for the Management Equity Incentive Program, including the LLC C units and B units sold with partial recourse loans. For the period from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, no compensation expense was required to be recorded for the Class B units sold with partial recourse loans or the Class C units.

In 1997, the Board of Directors of DLJ Brand adopted the Plan for key employees of the Company. In connection with the Transaction, all stock options were exercised and all shares of stock were redeemed on October 16, 2002. The following table summarizes stock option transactions under the Plan for 2001, and 2002:

	Predecessor
	January 1, 2001
	Through	January 1, 2002
	December 31, 2001	through October 16, 2002
			Weighted-Average
		Shares	Exercise Price

Options outstanding at Beginning of period	284,050	402,100	$1.53
Options granted	131,000	321,000	5.80
Options canceled	5,250	—	—
Options exercised	7,700	723,100	3.43

Options outstanding at end of period	402,100	—	—

Exercisable at end of period	284,800	—	—

The weighted-average exercise price of the outstanding options as of December 31, 2001 was $1.53. Prior to the Transaction, certain members of management were extended loans with full recourse for the purchase of stock of the Predecessor company. In connection with the Transaction, all loans were repaid in full.

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

Current assets	$62,662
Property and equipment	203,876
Other assets	12,916
Intangible assets not subject to amortization -
Trade names	13,514
Intangible assets subject to amortization -
Customer relationships (twelve year life)	53,900
Goodwill	247,891

Total assets acquired	594,759

Current liabilities	36,938
Deferred tax liability	33,421

Total liabilities assumed	70,359

Net assets acquired	$524,400

16. RELATED-PARTY TRANSACTIONS:

Prior to the Transaction, certain shareholders of DLJ Brand received a quarterly Management Advisory Fee in return for management, advisory and other services rendered. For the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002, such fees totaled $500 and $375, respectively.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million. Also, JPMP holds $17.4 million of the $40.6 million Intermediate Notes and holds 221,484 warrants to purchase certain voting equity interests of the LLC.

17. EMPLOYEE BENEFIT PLAN:

In 1997, the Company established the Brandshare 401(k) Savings Plan and Profit Sharing Plan (“401(k) Plan”). Substantially all employees are eligible to participate in the Plan, after one year of service. Participants may elect to defer 1% to 25% of their salary, up to the Internal Revenue Service limitation. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the year ended December 31, 2003, the Company expensed $411, $402, $119 and $555, respectively, for contributions to the 401(k) Plan.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Notes Receivable — Recorded amounts of notes receivable approximate their fair value.

Term Loans — The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

Notes Payable and Capital Lease Obligations — Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

12% Senior Subordinated Notes — The fair value of the Senior Notes is based upon market rates obtained from dealers.

13% Intermediate Notes — The carrying value of the Intermediate Notes approximates fair value.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2002 and 2003, are as follows:

	2002		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Notes receivable	$679	$679	$681	$681
Term loans	130,000	130,000	123,713	123,713
Notes payable and capital lease obligations	2,708	2,708	825	825
12% Senior Subordinated Notes (a)	150,000	156,750	150,000	172,500
13% Intermediate Notes (a)	35,962	35,962	40,638	40,638

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

20. NEW ACCOUNTING STANDARDS:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 was adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption did not have a material impact on the consolidated financial statements of the Company.

21. SUPPLEMENTAL CONSOLIDATING INFORMATION:

The 12% Senior Notes, which are an obligation of Brand Services, Inc. are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Intermediate Holdings (which are all 100% owned by Brand Intermediate Holdings) and by Brand Intermediate Holdings, Inc. Supplemental consolidating information of Brand Intermediate Holdings, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiary is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the asset held by and the operations of the guarantor and non-guarantor subsidiaries.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002

				Brand		Brand
				Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Holdings,	and	Holdings, Inc.
Assets	Services, Inc.	Subsidiaries	Subsidiary	Inc.	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$3,931	$—	$1,480	$—	$(594)	$4,817
Trade accounts receivable	—	57,044	1,419	—	—	58,463
Accrued revenue	—	3,370	9	—	—	3,379
Notes receivable, current portion	293	386	—	—	—	679
Other current assets	4,302	8,044	783	—	(688)	12,441
Due from affiliates	78,319	1,372	218	—	(79,909)	—

Total current assets	86,845	70,216	3,909	—	(81,191)	79,779

Property and Equipment:
Land	—	843	318	—	—	1,161
Buildings and leasehold improvements	11	2,791	318	—	—	3,120
Vehicles and other equipment	5,972	14,174	3,190	—	—	23,336
Scaffolding equipment	167,864	—	11,357	—	—	179,221

Total property and equipment, at cost	173,847	17,808	15,183	—	—	206,838
Less accumulated depreciation and amortization	5,258	1,335	960	—	—	7,553

Total property and equipment, net	168,589	16,473	14,223	—	—	199,285

Due from affiliates	9,750	—	—	36,020	(45,770)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	214,314	(214,314)	—

Goodwill	247,891	—	—	—	—	247,891

Customer relationships	52,777	—	—	—	—	52,777

Intangibles and other assets	25,023	—	—	983	—	26,006

Total assets	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002 (continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
Liabilities and Stockholder’s Equity	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
(Deficit)	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated

Current Liabilities:
Current maturities of long-term debt	$1,300	$—	$—	$—	$—	$1,300
Notes payable and capital lease obligations, current portion	1,883	—	—	—	—	1,883
Accounts payable and accrued expenses	31,883	8,340	337	—	(1,282)	39,278
Deferred revenue	300	1,164	4	—	—	1,468
Due to affiliates	1,372	72,795	5,742	—	(79,909)	—

Total current liabilities	36,738	82,299	6,083	—	(81,191)	43,929

Long-term debt	274,533	—	—	31,899	—	306,432

Notes payable and capital lease obligations	825	—	—	—	—	825

Deferred income taxes	31,807	—	3,327	—	(2,375)	32,759

Due to affiliates	36,020	—	9,750	—	(45,770)	—

Total stockholder’s equity (deficit)	210,952	4,390	(1,028)	221,793	(214,314)	221,793

Total liabilities and stockholder’s equity (deficit)	$590,875	$86,689	$18,132	$253,692	$(343,650)	$605,738

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003

						Brand
			Non-	Brand		Intermediate
	Brand	Guarantor	Guarantor	Intermediate	Adjustments and	Holdings, Inc.
Assets	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$21,154	$—	$2,236	$—	$(290)	$23,100
Trade accounts receivable	—	52,383	1,622	—	—	54,005
Accrued revenue	—	3,102	35	—	—	3,137
Notes receivable, current portion	27	594	—	—	—	621
Other current assets	2,491	6,672	608	—	(350)	9,421
Due from affiliates	44,139	1,409	207	—	(45,755)	—

Total current assets	67,811	64,160	4,708	—	(46,395)	90,284

Property and Equipment:
Land	—	855	382	—	—	1,237
Buildings and leasehold improvements	11	2,953	390	—	—	3,354
Vehicles and other equipment	6,202	15,618	3,916	—	—	25,736
Scaffolding equipment	174,752	—	13,737	—	—	188,489

Total property and equipment, at cost	180,965	19,426	18,425	—	—	218,816
Less accumulated depreciation and amortization	26,066	8,681	5,110	—	—	39,857

Total property and equipment, net	154,899	10,475	13,315	—	—	178,959

Due from affiliates	9,750	—	—	40,894	(50,644)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	211,900	(211,900)	—

Goodwill	248,347	—	—	—	—	248,347

Customer Relationships	48,286	—	—	—	—	48,286

Intangibles and other assets	23,828	—	—	955	—	24,783

Total assets	$552,921	$74,905	$18,023	$256,124	$(311,314)	$590,659

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003 (continued)

				Brand		Brand
			Non-	Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Holdings,	and	Holdings, Inc.
Liabilities and Stockholder’s Equity (Deficit)	Services, Inc.	Subsidiaries	Subsidiary	Inc.	Eliminations	Consolidated

Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	1,250	—	—	—	—	1,250
Notes payable and capital lease obligations, current portion	660	—	—	—	—	660
Accounts payable and accrued expenses	26,075	7,553	314	—	(640)	33,302
Deferred revenue	—	1,448	—	—	—	1,448
Due to affiliates	1,409	37,519	6,827	—	(45,755)	—

Total current liabilities	29,394	46,520	7,141	—	(46,395)	36,660

Long-term debt	268,537	—	—	36,745	—	305,282

Notes payable and capital lease obligations	165	—	—	—	—	165

Deferred income taxes	29,076	—	2,472	—	(2,375)	29,173

Due to affiliates	40,894	—	9,750	—	(50,644)	—

Total stockholder’s equity (deficit)	184,855	28,385	(1,340)	219,379	(211,900)	219,379

Total liabilities and stockholder’s equity (deficit)	$552,921	$74,905	$18,023	$256,124	$(311,314)	$590,659

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$1,408	$228,525	$12,742	$—	$(16,576)	$226,099
Equipment rental	—	64,657	3,477	—	(4)	68,130
Equipment sales	—	13,417	80	—	(2,637)	10,860
Intercompany revenue	18,494	78	—	—	(18,572)	—

Total revenues	19,902	306,677	16,299	—	(37,789)	305,089

Operating expenses:
Labor		187,497	11,470	—	(16,295)	182,672
Equipment rental	19,841	3,530	2,675	—	(4)	26,042
Equipment sales	—	10,041	52	—	(3,240)	6,853
Divisional operating expenses	57	16,353	315	—	—	16,725
Intercompany operating expenses	—	16,748	—	—	(16,748)	—

Total operating expenses	19,898	234,169	14,512	—	(36,287)	232,292

Gross profit	4	72,508	1,787	—	(1,502)	72,797
Selling and administrative expenses	17,004	25,007	762	12	—	42,785
Intercompany selling and administrative expenses	—	—	1,824	—	(1,824)	—

Operating income	(17,000)	47,501	(799)	(12)	322	30,012
Interest expense	20,567	6	224	1,953	—	22,750
Interest income	(609)	—	—	—	—	(609)
Equity in loss (income) of subsidiaries	—	—	—	(2,528)	2,528	—
Accretion of preferred stock dividends of subsidiary	7,308	—	—	—	—	7,308

Income (loss) before provision for income tax	(44,266)	47,495	(1,023)	563	(2,206)	563
Provision (benefit) for income tax	(18,558)	18,998	(440)	—	—	—

Net income (loss)	$(25,708)	$28,497	$(583)	$563	$(2,206)	$563

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Period from January 1, 2002 through October 16, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$453	$212,715	$9,597	—	$(453)	$222,312
Equipment rental	—	56,741	3,210	—	—	59,951
Equipment sales	—	10,131	175	—	(2,096)	8,210
Intercompany revenue	14,728	33	—	—	(14,761)	—

Total revenues	15,181	279,620	12,982	—	(17,310)	290,473

Operating expenses:
Labor	—	171,624	8,408	—	(453)	179,579
Equipment rental	14,972	3,167	2,271	—	—	20,410
Equipment sales	—	8,071	131	—	(2,747)	5,455
Divisional operating expenses	30	12,671	335	—	—	13,036
Intercompany operating expenses	—	14,728	33	—	(14,761)	—

Total operating expenses	15,002	210,261	11,178	—	(17,961)	218,480

Gross profit	179	69,359	1,804	—	651	71,993
Selling and administrative expenses	11,284	20,441	777	—	—	32,502
Non-cash compensation	2,479	—	—	12	—	2,491
Transaction expenses	5,297	—	—	—	—	5,297

Operating income	(18,881)	48,918	1,027	(12)	651	31,703
Interest expense	13,727	1	—	1,812	(15)	15,525
Interest income	(148)	(1)	(17)	—	15	(151)
Equity in loss (income) of subsidiaries	—	—	—	(7,867)	7,867	—
Accretion of preferred stock dividends of subsidiary	6,576	—	—	—	—	6,576

Income (loss) before provision for income tax	(39,036)	48,918	1,044	6,043	(7,216)	9,753
Provision (benefit) for income tax	(16,314)	19,567	457	(2,375)	—	1,335

Net income (loss)	$(22,722)	$29,351	$587	$8,418	$(7,216)	$8,418

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Period from October 17, 2002 through December 31, 2002

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$60,975	$1,848	$—	$—	$62,823
Equipment rental	—	14,399	487	—	—	14,886
Equipment sales	—	1,908	12	—	(333)	1,587
Intercompany revenue	3,182	11	—	—	(3,193)	—

Total revenues	3,182	77,293	2,347	—	(3,526)	79,296

Operating expenses:
Labor	290	50,638	1,647	—	—	52,575
Equipment rental	6,498	669	1,093	—	—	8,260
Equipment sales	—	1,526	5	—	(464)	1,067
Divisional operating expenses	2	3,351	48	—	—	3,401
Intercompany operating expenses	—	3,182	11	—	(3,193)	—

Total operating expenses	6,790	59,366	2,804	—	(3,657)	65,303

Gross profit	(3,608)	17,927	(457)	—	131	13,993
Selling and administrative expenses	2,573	5,844	1,591	—	—	10,008

Operating income	(6,181)	12,083	(2,048)	—	131	3,985
Interest expense	6,070	—	—	1,020	15	7,105
Interest income	(142)	—	(2)	—	(15)	(159)
Intercompany interest	1,020	—	—	(1,020)	—	—
Equity in loss of subsidiaries	—	—	—	1,845	(1,845)	—

Income (loss) before provision for income tax	(13,129)	12,083	(2,046)	(1,845)	1,976	(2,961)
Provision (benefit) for income tax	(5,071)	4,833	(878)	—	—	(1,116)

Net income (loss)	$(8,058)	$7,250	$(1,168)	$(1,845)	$1,976	$(1,845)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$257,776	$10,188	$	$—	$267,964
Equipment rental	—	69,941	2,167	—	300	72,408
Equipment sales	—	9,129	103	—	(1,867)	7,365
Intercompany revenue	11,063	61	—	—	(11,124)	—

Total revenues	11,063	336,907	12,458	—	(12,691)	347,737

Operating expenses:
Labor	—	213,651	9,179	—	(825)	222,005
Equipment rental	28,229	4,337	3,829	—	—	36,395
Equipment sales	—	7,330	87	—	(2,412)	5,005
Divisional operating expenses	333	15,021	464	—	—	15,818
Intercompany operating expenses	—	11,063	61	—	(11,124)	—

Total operating expenses	28,562	251,402	13,620	—	(14,361)	279,223

Gross profit	(17,499)	85,505	(1,162)	—	1,670	68,514
Selling and administrative expenses	14,194	27,583	2,348	—	—	44,125

Operating income	(31,693)	57,922	(3,510)	—	1,670	24,389
Interest expense	27,816	28	—	4,874		32,718
Interest income	(239)	(3)	(25)	—	—	(267)
Intercompany interest	4,874	—	—	(4,874)	—	—
Equity in loss of subsidiaries	—	—	—	5,841	(5,841)	—

Income (loss) before provision for income tax	(64,144)	57,897	(3,485)	(5,841)	7,511	(8,062)
Provision (benefit) for income tax	(24,053)	22,290	(458)	—	—	(2,221)

Net income (loss)	$(40,091	$35,607	$(3,027)	$(5,841)	$7,511	$(5,841)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$25,338	$3,087	$1,065	$—	$(49)	$29,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,252)	(3,087)	(296)	—	—	(19,635)
Proceeds from sale of property and equipment	2,871	—	—	—	—	2,871
Payments for acquisitions	(3,800)	—	—	—	—	(3,800)
Investment in subsidiaries	40	—	—	(40)	—	—

Net cash used for investing activities	(17,141)	(3,087)	(296)	(40)	—	(20,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Payments of long-term debt	(8,912)	—	—	—	—	(8,912)
Exercise of stock options	—	—	—	40	—	40
(Payments) borrowings on revolving loans	(4,125)	—	—	—	—	(4,125)
Payments on capital lease obligations	(1,359)	—	—	—	—	(1,359)

Net cash provided by (used for) financing activities	604	—		40	—	644

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,801	—	769	—	(49)	9,521
CASH AND CASH EQUIVALENTS, beginning of period	1,987	—	1,288	—	(136)	3,139

CASH AND CASH EQUIVALENTS, end of period	$10,788	$—	$2,057	$—	$(185)	$12,660

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Period from January 1, 2002 through October 16, 2002

			Non-		Adjustments	DLJ Brand
	Brand	Guarantor	Guarantor	DLJ Brand	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$36,576	$787	$(574)	$—	$(570)	$36,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,176)	(787)	(858)	—	—	(12,821)
Proceeds from sale of property and equipment	2,639	—	—	—	—	2,639
Investment in subsidiaries	67	—	—	(67)	—	—

Net cash used for investing activities	(8,470)	(787)	(858)	(67)	—	(10,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(33,475)	—	—	—	—	(33,475)
Payments on capital lease obligations	(1,405)	—	—	—	—	(1,405)
Exercise of stock options	—	—	—	67	—	67

Net cash provided by (used for) financing activities	(34,880)	—	—	67	—	(34,813)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,774)	—	(1,432)	—	(570)	(8,776)
CASH AND CASH EQUIVALENTS, beginning of period	10,788	—	2,057	—	(185)	12,660

CASH AND CASH EQUIVALENTS, end of period	$4,014	$—	$625	$—	$(755)	$3,884

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Period from October 17, 2002 through December 31, 2002

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$6,103	$1,238	$947	$—	$161	$8,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,378)	(1,238)	(92)	—	—	(3,708)
Proceeds from sales of property and equipment	460	—	—	—	—	460
Payments for acquisitions	(524,400)	—	—	—	—	(524,400)

Net cash used for investing activities	(526,318)	(1,238)	(92)	—	—	(527,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(804)	—	—	—	—	(804)
Proceeds from long-term debt	310,097	—	—	—	—	310,097
Payment of deferred financing fees	(12,659)	—	—	—	—	(12,659)
Capital contribution from the LLC	223,498	—	—	—	—	223,498

Net cash provided by (used for) financing activities	520,132	—	—	—	—	520,132

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83)	—	855	—	161	933
CASH AND CASH EQUIVALENTS, beginning of period	4,014	—	625	—	(755)	3,884

CASH AND CASH EQUIVALENTS, end of period	$3,931	$—	$1,480	$—	$(594)	$4,817

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

						Brand
			Non-	Brand		Intermediate
	Brand	Guarantor	Guarantor	Intermediate	Adjustments and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$33,301	$1,995	$1,001	$—	$304	$36,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,681)	(1,995)	(245)	—	—	(11,921)
Proceeds from sales of property and equipment	1,773	—	—	—	—	1,773
Payments for acquisitions	—	—	—	—	—	—

Net cash used for investing activities	(7,908)	(1,995)	(245)	—	—	(10,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(6,287)	—	—	—	—	(6,287)
Exercise of stock options	—	—	—	—	—	—
(Payments) borrowings on revolving loans	—	—	—	—	—	—
Payments on capital lease obligations	(1,883)	—	—	—	—	(1,883)

Net cash provided by (used for) financing activities	(8,170)	—	—	—	—	(8,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,223	—	756	—	304	18,283
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$21,154	$—	$2,236	$—	$(290)	$23,100

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: March 17, 2004	By:

John M. Monter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2004.

By:

John M. Monter
Chief Executive Officer and President
(Principal Executive Officer)

By:

Jeffrey W. Peterson
Chief Financial Officer and Vice President, Finance
(Principal Financial and Accounting Officer)

Christopher C. Behrens
Director

Sean E. Epps
Director

Arnold L. Chavkin
Director

Gary W. Edwards
Director

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation of Brand Services, Inc. (1)

3.2	Certificate of Amendment of Certificate of Incorporation of Brand Services, Inc. (1)

3.3	Amended and Restated By-Laws of Brand Services, Inc. (1)

3.4	Certification of Incorporation of Brand Intermediate Holdings, Inc. (2)

3.5	By-Laws of Brand Intermediate Holdings, Inc. (2)

4.1	Indenture dated as of October 16, 2002, between Brand Services, Inc. and Bank of New York Trust Company of Texas, N.A., as Trustee. (2)

4.2	Registration Rights Agreement, dated as of October 16, 2002, between the Company and Credit Suisse First Boston Corporation and J.P. Morgan Securities, Inc., as initial purchasers. (2)

10.1	Indenture dated as of October 16, 2002, between Brand Intermediate Holdings and Bank of New York Trust Company of Texas, N.A., as Trustee. (2)

10.2	Credit Agreement dated as of October 16, 2002, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (2)

10.3	Security Agreement dated as of October 16, 2002, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (2)

10.4	Amended Employment Agreement dated as of October 16, 2002, between the Company and John M. Monter. (2)

10.5	Employment Agreements dated as of October 16, 2002, between the Company and members of the Brand Advisory Team. (2)

12.1	Statement re Computation of Earnings to Fixed Charges. (3)

16.1	Letter Regarding Change in Certifying Accountant. (2)

21.1	Subsidiaries of Brand Services, Inc. (2)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated herein by reference to exhibit of the same number in the Registrant’s Registration Statement on Form S-1, Registration Number 333-56817.

(2)	Incorporated herein by reference for exhibit of the same number in the Registrant’s Registration Statement on Form S-4, Registration Number 333-102511.

(3)	Filed herewith.