Form 10-Q
period 2004-03-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2004-05-17
CIK 1219808

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-102511

BRAND INTERMEDIATE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3909682 (I.R.S. employer identification no.)

15450 South Outer 40, #270, Chesterfield, MO (Address of principal executive offices)	63017 (Zip Code)

Registrant’s telephone number, including area code: (636) 519-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [   ] No: [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at April 30, 2004 1,000 shares

Page -2-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2003	2004
Revenues:
Labor	$77,076	$80,636
Equipment rental	19,247	18,093
Equipment sales	1,906	1,606

Total revenues	98,229	100,335
Operating expenses:
Labor	63,381	66,188
Equipment rental	9,984	6,930
Equipment sales	1,243	1,228
Divisional operating expenses	4,089	4,158

Total operating expenses	78,697	78,504

Gross profit	19,532	21,831
Selling and administrative expenses	11,431	11,715

Operating income	8,101	10,116
Interest expense	7,955	8,281
Interest income	(43)	(80)

Income before provision for income tax	189	1,915
Income tax provision	76	1,140

Net income	$113	$775

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -3-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31,	March 31, 2004
	2003	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	23,100	$4,139
Trade accounts receivable, net of allowance for doubtful Accounts of $1,365 in 2003 and $1,600 in 2004	54,005	68,189
Accrued revenue	3,137	5,257
Notes receivable	621	467
Other current assets	9,421	7,834

Total current assets	90,284	85,886

PROPERTY AND EQUIPMENT:
Land	1,237	1,243
Buildings and leasehold improvements	3,354	3,401
Vehicles and other equipment	25,736	26,073
Scaffolding equipment	188,489	191,814

Total property and equipment, at cost	218,816	222,531
Less–Accumulated depreciation and amortization	39,857	45,439

Total property and equipment, net	178,959	177,092

GOODWILL	248,347	248,347
CUSTOMER RELATIONSHIPS	48,286	47,163
OTHER ASSETS AND INTANGIBLES	24,783	25,099

TOTAL ASSETS	$590,659	$583,587

(Continued on following page)

Page -4-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31,	March 31, 2004
	2003	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,250	$1,047
Notes payable and capital lease obligations, current portion	660	742
Accounts payable and accrued expenses	33,302	43,206
Deferred revenue	1,448	1,497

Total current liabilities	36,660	46,492

LONG-TERM DEBT	305,282	286,699

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	165	160

DEFERRED INCOME TAXES	29,173	30,188

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	224,212	224,254
Cumulative translation adjustment	2,853	2,706
Accumulated deficit	(7,686)	(6,912)

Total stockholder’s equity	219,379	220,048

Total liabilities and stockholder’s equity	$590,659	$583,587

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Page -5-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	113	775
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	10,626	7,184
Deferred income taxes	76	1,015
Non-cash interest	1,358	1,864
Non-cash compensation	—	42
Gain on sale of scaffolding equipment	(197)	(149)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,808)	(15,515)
Accrued revenue	843	(2,120)
Notes receivable	336	172
Other current assets	1,505	2,918
Accounts payable and accrued expenses	1,121	9,904
Deferred revenue	(177)	49
Other	(17)	(83)

Net cash flows from operating activities	9,779	6,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,897)	(4,284)
Proceeds from sales of property and equipment	461	438

Net cash flows from investing activities	(2,436)	(3,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(325)	(20,312)
Payments of deferred financing fees	—	(677)
Payments on capital lease obligations	(842)	(182)

Net cash flows from financing activities	(1,167)	(21,171)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,176	(18,961)
CASH AND CASH EQUIVALENTS, beginning of period	4,817	23,100

CASH AND CASH EQUIVALENTS, end of period	$10,993	$4,139

(Continued on following page)

Page -6-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2003	2004
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$2,401	$1,955
Income taxes paid	54	122
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations	—	259

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -7-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The financial statements included herein for the periods ended March 31, 2003 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2003 and 2004. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

1. Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of March 31, 2004, the voting equity interests of the LLC are owned 74.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 25.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

Page -8-

and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Stock Based Employee Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $42,000 for the three-month period ended March 31, 2004, recorded in the caption Selling and Administrative expenses.

Prior to 2004, the company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense was reflected in 2003, as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant.

The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2004
	(unaudited)	(unaudited)
Net income as reported	$113	$775
Add: stock based compensation expense included in reported net income	—	42
Less: stock-based compensation expense determined under fair value method for all awards	44	42

Pro forma net income	$69	$775

4. Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

5. Debt and Borrowing Arrangements

Page -9-

At December 31, 2003 and March 31, 2004, long-term debt consisted of the following (in thousands):

	December 31,	March 31, 2004
	2003	(unaudited)
Credit Facility, due 2009	$123,713	$103,400
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	40,638	42,052

	314,351	295,452
Less
Current portion	1,250	1,047
Unamortized discount	7,819	7,706

	$305,282	$286,699

For the three months ended March 31, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.4%. For the three months ended March 31, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.6%. The credit facility was amended on February 3, 2004. The amendment added an additional $15 million letter of credit facility and lowered the interest rate margin on the term debt by 0.75%.

As of March 31, 2004, JPMP holds $18.0 million of the $42.1 million Intermediate Subordinated Notes.

6. Deferred Revenue

Deferred revenue represents amounts collected from customers at a faster rate than work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

7. Commitments and Contingencies

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

8. Comprehensive Income

For the three months ended March 31, 2003 and 2004, comprehensive income was $1.0 million and $0.6 million, respectively.

9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate of 59.5% for the

Page -10-

three months ended March 31, 2004 is greater than the federal statutory rate of 35%, primarily due to state income taxes and the impact of a portion of the interest on the 13% Intermediate Notes not being deductible. The provision for income taxes for the three months ended March 31, 2003 and 2004, is principally attributable to deferred income taxes.

1. Supplemental Consolidating Information

The 12% Senior Subordinated Notes, which are an obligation of Brand Services, Inc., are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Intermediate Holdings, Inc. (which are all 100% owned by Brand Intermediate Holdings, Inc.) and by Brand Intermediate Holdings, Inc. Supplemental consolidating information of Brand Intermediate Holdings, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiary is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of the guarantor and non-guarantor subsidiaries.

Page -11-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003

				Brand		Brand
				Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Non-Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Inc.	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$21,154	$—	$2,236	$—	$(290)	$23,100
Trade accounts receivable	—	52,383	1,622	—	—	54,005
Accrued revenue	—	3,102	35	—	—	3,137
Notes receivable, current portion	27	594	—	—	—	621
Other current assets	2,491	6,672	608	—	(350)	9,421
Due from affiliates	44,139	1,409	207	—	(45,755)	—

Total current assets	67,811	64,160	4,708	—	(46,395)	90,284

Property and Equipment:
Land	—	855	382	—	—	1,237
Buildings and leasehold improvements	11	2,953	390	—	—	3,354
Vehicles and other equipment	6,202	15,618	3,916	—	—	25,736
Scaffolding equipment	174,752	—	13,737	—	—	188,489

Total property and equipment, at cost	180,965	19,426	18,425	—	—	218,816
Less accumulated depreciation and amortization	26,066	8,681	5,110	—	—	39,857

Total property and equipment, net	154,899	10,745	13,315	—	—	178,959

Due from affiliates	9,750	—	—	40,894	(50,644)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	211,900	(211,900)	—

Goodwill	248,347	—	—	—	—	248,347

Customer relationships	48,286	—	—	—	—	48,286

Intangibles and other assets	23,828	—	—	955	—	24,783

Total assets	$552,921	$74,905	$18,023	$256,124	$(311,314)	$590,659

Page -12-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003 (continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiaries	Holdings, Inc.	Eliminations	Consolidated
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,250	$—	$—	$—	$—	$1,250
Notes payable and capital lease obligations, current portion	660	—	—	—	—	660
Accounts payable and accrued expenses	26,075	7,553	314	—	(640)	33,302
Deferred revenue	—	1,448	—	—	—	1,448
Due to affiliates	1,409	37,519	6,827	—	(45,755)	—

Total current liabilities	29,394	46,520	7,141	—	(46,395)	36,660

Long-term debt	268,537	—	—	36,745	—	305,282

Notes payable and capital lease obligations	165	—	—	—	—	165

Deferred income taxes	29,076	—	2,472	—	(2,375)	29,173

Due to affiliates	40,894	—	9,750	—	(50,644)	—

Total stockholder’s equity (deficit)	184,855	28,385	(1,340)	219,379	(211,900)	219,379

Total liabilities and stockholder’s equity (deficit)	$552,921	$74,905	$18,023	$256,124	$(311,314)	590,659

Page -13-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2004

				Brand		Brand
			Non-	Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Holdings,	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Inc.	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3,288	$—	$1,063	$—	$(212)	$4,139
Trade accounts receivable	—	66,473	1,716	—	—	68,189
Accrued revenue	—	5,088	169	—	—	5,257
Notes receivable, current portion	15	452	—	—	—	467
Other current assets	2,512	5,197	474	—	(349)	7,834
Due from affiliates	47,592	1,644	1,283	—	(50,519)	—

Total current assets	53,407	78,854	4,705	—	(51,080)	85,886

Property and Equipment:
Land	—	864	379	—	—	1,243
Buildings and leasehold improvements	11	3,003	387	—	—	3,401
Vehicles and other equipment	6,331	15,858	3,884	—	—	26,073
Scaffolding equipment	178,024	—	13,790	—	—	191,814

Total property and equipment, at cost	184,366	19,725	18,440	—	—	222,531
Less accumulated depreciation and amortization	30,793	9,346	5,300	—	—	45,439

Total property and equipment, net	153,573	10,379	13,140	—	—	177,092

Due from affiliates	9,750	—	—	42,367	(52,117)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	212,820	(212,820)	—

Goodwill	248,347	—	—	—	—	248,347

Customer relationships	47,163	—	—	—	—	47,163

Intangibles and other assets	24,155	—	—	944	—	25,099

Total assets	$536,395	$89,233	$17,845	$258,506	$(318,392)	$583,587

Page -14-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2004

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$1,047	$—	$—	$—	$—	$1,047
Notes payable and capital lease obligations, current portion	660	82	—	—	—	742
Accounts payable and accrued expenses	33,964	9,283	520	—	(561)	43,206
Deferred revenue	—	1,496	1	—	—	1,497
Due to affiliates	1,644	42,048	6,827	—	(50,519)	—

Total current liabilities	37,315	52,909	7,348	—	(51,080)	46,492

Long-term debt	248,492	—	—	38,207	—	286,699

Notes payable and capital lease obligations	—	160	—	—	—	160

Deferred income taxes	30,235	—	2,328	—	(2,375)	30,188

Due to affiliates	42,367	—	9,750	—	(52,117)	—

Total stockholder’s equity (deficit)	177,986	36,164	(1,581)	220,299	(212,820)	220,048

Total liabilities and stockholder’s equity (deficit)	$536,395	$89,233	$17,845	$258,506	$(318,392)	$583,587

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

Page -16-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$78,816	$1,820	$—	$—	$80,636
Equipment rental	—	17,648	445	—	—	18,093
Equipment sales	—	2,000	44	—	(438)	1,606
Intercompany revenue	4,930	15	—	—	(4,945)	—

Total revenues	4,930	98,479	2,309	—	(5,383)	100,335

Operating expenses:
Labor		65,964	1,699	—	(1,475)	66,188
Equipment rental	5,496	1,112	322	—	—	6,930
Equipment sales	—	1,718	18	—	(508)	1,228
Divisional operating expenses	28	3,990	140	—	—	4,158
Intercompany operating expenses	—	4,930	15	—	(4,945)	—

Total operating expenses	5,524	77,714	2,194	—	(6,928)	78,504

Gross profit	(594)	20,765	115	—	1,545	21,831
Selling and administrative expenses	4,542	6,832	341	—	—	11,715

Operating income (loss)	(5,136)	13,933	(226)	—	1,545	10,116
Interest expense	6,808	—	—	1,473	—	8,281
Interest income	(70)	—	(10)	—	—	(80)
Intercompany interest	1,473	—	—	(1,473)	—	—
Equity in loss (income) of subsidiaries	—	—	—	(775)	775	—

Income (loss) before provision for income tax	(13,347)	13,933	(216)	775	770	1,915
Provision (benefit) for income tax	(7,027)	8,290	(123)	—	—	1,140

Net income (loss)	$(6,320)	$5,643	$(93)	$775	$770	$775

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

Page -18-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$6,482	$423	$(927)	$—	$78	$6,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,632)	(406)	(246)	—	—	(4,284)
Proceeds from sales of property and equipment	438	—	—	—	—	438
Investment in subsidiaries	—	—	—	—	—	—

Net cash used for investing activities	(3,194)	(406)	(246)	—	—	(3,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(20,312)	—	—	—	—	(20,312)
Payments of deferred financing fees	(677)	—	—	—	—	(677)
Payments on capital lease obligations	(165)	(17)	—	—	—	(182)

Net cash provided by/(used for) financing activities	(21,154)	(17)	—	—	—	(21,171)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,866)	—	(1,173)	—	78	(18,961)
CASH AND CASH EQUIVALENTS, beginning of period	21,154	—	2,236	—	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$3,288	$—	$1,063	$—	$(212)	$4,139

Page -19-

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

Overview

The Company is the one of the largest North American providers of industrial scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services, which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction and renovation) and sells a small amount of scaffolding.

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

Page -20-

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

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of March 31, 2004, the voting equity interests of the LLC are owned 74.1% by J.P. Morgan Partners and its affiliates (“JPMP”) and 25.9% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue – Total revenue increased by 2.1%, from $98.2 million to $100.3 million, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Labor revenues increased by $3.6 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, offset by decreases in equipment rental revenue and equipment sales revenue of $1.2 million and $0.3 million, respectively. Overall, revenue increased due to a large number of turnarounds in the refinery and chemical sector in the first quarter 2004. This more than offset a decrease in the utility capital sector. The revenue mix has shifted more towards labor from equipment rental primarily due to a significant amount of overtime work related to the turnarounds, as well as the impact of the shift to refinery turnaround work from utility capital work.

Gross Profit – Gross profit increased by $2.3 million, or 11.8%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The percentage of labor gross profit to labor revenue remained relatively flat at 17.9% for the three months ended March 31, 2004 compared to 17.8% for the three months ended March 31, 2003. Equipment rental gross profit increased by $1.9 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, despite the $1.2 million decrease in rental revenue. This increase is almost entirely due to a $3.1 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003.

Selling and administrative expenses – Selling and administrative expenses increased by $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a percentage of revenue these expenses remained flat at 11.6%.

Operating income – As a result of the above events, operating income increased by $2.0 million, or 24.9%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Page -21-

Interest expense – Interest expense increased by $0.3 million from for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to the compounding effect of interest on the 13% Intermediate pay-in-kind notes.

Income tax provision — The income tax provision of $76,000 for the three months ended March 31, 2003, represents an effective rate of 40.2%, which is greater than the federal statutory rate of 35% primarily due to state income taxes. The income tax provision of $1.1 million for the three months ended March 31, 2004, represents an effective rate of 59.5%, which is greater than the federal statutory rate of 35% primarily due to state income taxes and the determination that a portion of the interest on the pay in kind Intermediate Notes is not deductible.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its credit facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2003 and March 31, 2004, the Company had working capital of $53.6 million and $39.4 million and cash of $23.1 million and $4.1 million, respectively.

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the three months ended March 31, 2003 and 2004, capital expenditures were $2.9 million and $4.5 million, respectively.

Our Credit Facility (the “Credit Facility”) provides for $130.0 million of term loans, a $50.0 million revolving loan facility and $35.0 million of letter of credit facilities. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. The Credit Facility was amended on February 3, 2004. The amendment increased the letter of credit facilities from $20 million to the $35 million mentioned above, and lowered the interest rate margin on the term loans by 0.75%. As of March 31, 2004, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $35.1 million.

The interest rate on the $130.0 million of term loans under the Credit Facility is variable. For the three months ended March 31, 2004, the weighted average interest rate on the term loans was 4.6%.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined

Page -22-

in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 1.75% to 3.25%, depending on the ratio of our consolidated debt to EBITDA. As of March 31, 2004, the interest rate on our term loans was 4.4%. We are not required to make interest payments on our 13%, Intermediate Notes, until 2008 as these are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at March 31, 2004.

A summary of the sources and uses of cash for the three months ended March 31, 2003 and 2004, follows:

	Three Months Ended
	March 31,
	2003	2004
Net cash provided by (used for):
Operating activities	$9,779	$6,056
Investing activities	(2,436)	(4,105)
Financing activities	(1,167)	(20,912)

Contractual Obligations

The following is a summary of contractual cash obligations as of March 31, 2004 (dollars in thousands):

		Payments due in:
	Total	2004	2005	2006	2007	2008	After 2008
Term Loan	$103,400	$785	$1,047	$1,047	$1,047	$1,047	$98,427
Expected Interest Payments on Term Loan	23,045	3,368	4,451	4,406	4,360	4,314	2,146
Senior Notes	150,000	—	—	—	—	—	150,000
Expected Interest Payments on Senior Notes	162,000	18,000	18,000	18,000	18,000	18,000	72,000
Intermediate Notes	42,052	—	—	—	—	—	42,052
Expected Interest Payments on Intermediate Notes	75,401					8,657	66,744
Capital Leases	278	86	95	92	5	—	—
Operating Leases	8,463	2,192	2,285	1,852	1,267	607	260
Notes Payable	660	495	165	—	—	—	—

Total Contractual Cash Obligations	$565,299	$24,926	$26,043	$25,397	$24,679	$32,625	$431,629

Critical Accounting Policies

Certain of our accounting policies as discussed below require the application of significant judgement by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgements are subject to an inherent degree of uncertainty.

Page -23-

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.5 million as of March 31, 2004, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

The Company accounts for its long-lived assets excluding goodwill and tradenames, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

The Company accounts for its goodwill and tradenames in accordance with SFAS No. 142, which requires the Company to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of applying the provisions, the Company has determined that it will perform its impairment analysis on a consolidated enterprise level. Because quoted market prices do not exist for the Company, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgements and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Page -24-

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $42,000 for the three-month period ended March 31, 2004, recorded in the caption Selling and Administrative expenses.

Prior to 2004, the company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation expense was reflected in 2003, as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of variable-rate instruments based on LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Page -25-

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

Page -26-

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: May 17, 2004	/s/ John M. Monter

John M. Monter
Chief Executive Officer, President

Date: May 17, 2004	/s/ Jeffrey W. Peterson

Jeffrey W. Peterson
Chief Financial Officer,
Vice President, Finance

Page -27-