Form 10-Q
period 2004-06-30
BRAND INTERMEDIATE HOLDINGS INC
filed 2004-08-16
CIK 1219808

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock $.01 Par Value	Outstanding at July 31, 2004 1,000 shares

Page -2-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2004	2003	2004
Revenues:
Labor	$68,244	$57,948	$145,320	$138,584
Equipment rental	18,684	15,433	37,931	33,526
Equipment sales	1,526	1,408	3,432	3,014

Total revenues	$88,454	$74,789	186,683	175,124
Operating expenses:
Labor	55,915	47,597	119,296	113,785
Equipment rental	10,037	7,084	20,021	14,014
Equipment sales	1,081	840	2,324	2,068
Divisional operating expenses	4,025	4,186	8,114	8,344

Total operating expenses	71,058	59,707	149,755	138,211

Gross profit	17,396	15,082	36,928	36,913
Selling and administrative expenses	11,638	11,015	23,069	22,730

Operating income	5,758	4,067	13,859	14,183
Interest expense	8,187	8,124	16,142	16,405
Interest income	(62)	(21)	(105)	(101)

Loss before benefit for income tax	(2,367)	(4,036)	(2,178)	(2,121)
Income tax benefit	(816)	(1,302)	(740)	(162)

Net loss	$(1,551)	$(2,734)	$(1,438)	$(1,959)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -3-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31,	June 30, 2004
	2003	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,100	$14,254
Trade accounts receivable, net of allowance for doubtful accounts of $1,365 in 2003 and $1,703 in 2004	54,005	52,241
Accrued revenue	3,137	3,466
Notes receivable	621	116
Other current assets	9,421	7,578

Total current assets	90,284	77,655

PROPERTY AND EQUIPMENT:
Land	1,237	1,236
Buildings and leasehold improvements	3,354	3,393
Vehicles and other equipment	25,736	26,232
Scaffolding equipment	188,489	193,367

Total property and equipment, at cost	218,816	224,228
Less–Accumulated depreciation and amortization	39,857	50,733

Total property and equipment, net	178,959	173,495

GOODWILL	248,347	248,494
CUSTOMER RELATIONSHIPS	48,286	46,040
OTHER ASSETS AND INTANGIBLES	24,783	25,047

TOTAL ASSETS	$590,659	$570,731

(Continued on following page)

Page -4-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31,	June 30, 2004
	2003	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt – footnote #5	$1,250	$103,139
Notes payable and capital lease obligations, current portion	660	580
Accounts payable and accrued expenses	33,302	33,580
Deferred revenue	1,448	1,205

Total current liabilities	36,660	138,504

LONG-TERM DEBT	305,282	185,812

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	165	528

DEFERRED INCOME TAXES	29,173	28,828

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and Outstanding	—	—
Paid-in capital	224,212	224,300
Cumulative translation adjustment	2,853	2,404
Accumulated deficit	(7,686)	(9,645)

Total stockholder’s equity	219,379	217,059

Total liabilities and stockholder’s equity	$590,659	$570,731

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Page -5-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,438)	$(1,959)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	21,297	14,555
Deferred income taxes	(740)	(345)
Non-cash interest	2,944	3,678
Non-cash compensation	—	88
Gain on sale of scaffolding equipment	(368)	(408)
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,667	1,911
Accrued revenue	926	(329)
Notes receivable	(152)	523
Other current assets	2,386	1,843
Accounts payable and accrued expenses	(6,672)	278
Deferred revenue	412	(243)
Other	156	(98)

Net cash flows from operating activities	25,418	19,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,018)	(6,708)
Proceeds from sale of property and equipment	796	912
Payments for acquisitions	—	(924)

Net cash flows from investing activities	(5,222)	(6,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(650)	(20,574)
Payments of deferred financing fees	—	(677)
Payments on capital lease obligations	(1,043)	(369)

Net cash flows from financing activities	(1,693)	(21,620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,503	(8,846)
CASH AND CASH EQUIVALENTS, beginning of period	4,817	23,100

CASH AND CASH EQUIVALENTS, end of period	$23,320	$14,254

(Continued on following page)

Page -6-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30
	2003	2004
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$13,492	$12,783
Income taxes paid	$1,028	$1,367
NON-CASH TRANSACTIONS:
Capital Lease obligations	—	259
Note payable issued for acquisition	—	393

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Page -7-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended June 30, 2003 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of June 30, 2004, and the results of operations and cash flows for the three months and six months ended June 30, 2003 and 2004. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

1. Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of June 30, 2004, the voting equity interests of the LLC are owned 74.2% by J.P. Morgan Partners and its affiliates (“JPMP”) and 25.8% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

Page -8-

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Stock Based Employee Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $46,000 and $88,000, respectively, for the three and six-month periods ended June 30, 2004, recorded in the caption Selling and Administrative expenses.

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

The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss as reported	$(1,551)	$(2,734)	$(1,438)	$(1,959)
Add: stock based compensation expense included in reported net loss	—	46	—	88
Less: stock-based compensation expense determined under fair value method for all awards	590	46	633	88

Pro forma net loss	$(2,141)	$(2,734)	$(2,071)	$(1,959)

4. Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Page -9-

5. Debt and Borrowing Arrangements

At December 31, 2003 and June 30, 2004, long-term debt consisted of the following (in thousands):

	December 31,	June 30, 2004
	2003	(unaudited)
Credit Facility, due 2009	$123,713	$103,139
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	40,638	43,405

	314,351	296,544
Less
Current portion	1,250	103,139
Unamortized discount	7,819	7,593

	$305,282	$185,812

The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The financial ratios become more restrictive over time. The Company violated the minimum interest coverage ratio and maximum leverage ratio for the period ended June 30, 2004; however, the Company obtained a waiver at June 30, 2004. The Company projects non-compliance with the aforementioned covenants for the period ended September 30, 2004. In accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” the Company classified the entire balance of the Credit Facility as current as of June 30, 2004. Because the Company has been able to generate significant cash flow, has paid down more than $25 million on the term loans in the past year, and has $14.3 million in cash at June 30, 2004, we believe we will be able to negotiate further waivers or amendments to the Credit Facility.

For the three months and six months ended June 30, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.3% and 5.4%, respectively. For the three months and six months ended June 30, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.4% and 4.5%, respectively. The Credit Facility was amended on February 3, 2004. The amendment added an additional $15 million letter of credit facility to total $35 million and lowered the interest rate margin on the term debt by 0.75%.

As of June 30, 2004, JPMP holds $18.6 million of the $43.4 million Intermediate Subordinated Notes.

6. Deferred Revenue

Page -10-

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

8. Comprehensive Income

For the three months ended June 30, 2003 and 2004, comprehensive income (loss) was $(0.3) million and $(3.0) million, respectively. For the six months ended June 30, 2003 and 2004, comprehensive income (loss) was $0.7 million and $(2.4) million, respectively. The difference between comprehensive income and net income is entirely related to currency translation.

9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2004, the effective tax rate benefit of 8% is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended June 30, 2004, the Company adjusted its effective tax rate from an annualized expense of 60% to a benefit of 8% due to a revision in the its 2004 forecast from a net income position to a net loss position. This resulted in additional benefit of approximately $0.9 million for the three month period ended June 30, 2004. For the six months ended June 30, 2004, the benefit for income taxes is primarily attributable to deferred income taxes.

10. Acquisitions

On June 1, 2004, the Company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of approximately $0.9 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of approximately $0.1 million based upon the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition.

11. Supplemental Consolidating Information

Page -11-

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

Page -13-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003 (continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
Liabilities and Stockholder’s Equity (Deficit)	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Current Liabilities:
Current maturities of long-term debt	$1,250	$—	$—	$—	$—	$1,250
Notes payable and capital lease obligations, current portion	660	—	—	—	—	660
Accounts payable and accrued expenses	26,075	7,553	314	—	(640)	33,302
Deferred revenue	—	1,448	—	—	—	1,448
Due to affiliates	1,409	37,519	6,827	—	(45,755)	—

Total current liabilities	29,394	46,520	7,141	—	(46,395)	36,660

Long-term debt	268,537	—	—	36,745	—	305,282

Notes payable and capital lease obligations	165	—	—	—	—	165

Deferred income taxes	29,076	—	2,472	—	(2,375)	29,173

Due to affiliates	40,894	—	9,750	—	(50,644)	—

Total stockholder’s equity (deficit)	184,855	28,385	(1,340)	219,379	(211,900)	219,379

Total liabilities and stockholder’s equity (deficit)	$552,921	$74,905	$18,023	$256,124	$(311,314)	590,659

Page -14-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2004

				Brand		Brand
			Non-	Intermediate	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Holdings,	and	Holdings, Inc.
Assets	Services, Inc.	Subsidiaries	Subsidiary	Inc.	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$13,752	$—	$571	$—	$(69)	$14,254
Trade accounts receivable	—	47,301	4,940	—	—	52,241
Accrued revenue	—	3,312	154	—	—	3,466
Notes receivable, current portion	15	101	—	—	—	116
Other current assets	2,062	5,321	556	—	(361)	7,578
Due from affiliates	30,784	1,747	—	—	(32,531)	—

Total current assets	46,613	57,782	6,221	—	(32,961)	77,655

Property and Equipment:
Land	—	866	370	—	—	1,236
Buildings and leasehold improvements	11	3,005	377	—	—	3,393
Vehicles and other equipment	6,369	15,993	3,870	—	—	26,232
Scaffolding equipment	179,620	—	13,747	—	—	193,367

Total property and equipment, at cost	186,000	19,864	18,364	—	—	224,228
Less accumulated depreciation and amortization	35,299	9,986	5,448	—	—	50,733

Total property and equipment, net	150,701	9,878	12,916	—	—	173,495

Due from affiliates	9,750	—	—	43,780	(53,530)	—

Deferred tax asset	—	—	—	2,375	(2,375)	—

Investment in subsidiaries	—	—	—	209,580	(209,580)	—

Goodwill	248,494	—	—	—	—	248,494

Customer relationships	46,040	—	—	—	—	46,040

Intangibles and other assets	24,115	—	—	932	—	25,047

Total assets	$525,713	$67,660	$19,137	$256,667	$(298,446)	$570,731

Page -15-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2004 (Continued)

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
Liabilities and Stockholder’s Equity (Deficit)	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Current Liabilities:
Current maturities of long-term debt	$103,139	$—	$—	$—	$—	$103,139
Notes payable and capital lease obligations, current portion	497	83	—	—	—	580
Accounts payable and accrued expenses	26,732	6,023	1,255	—	(430)	33,580
Deferred revenue	—	1,205	—	—	—	1,205
Due to affiliates	1,747	23,810	6,974	—	(32,531)	—

Total current liabilities	132,115	31,121	8,229	—	(32,961)	138,504

Long-term debt	146,204	—	—	39,608	—	185,812

Notes payable and capital lease obligations	393	135	—	—	—	528

Deferred income taxes	28,565	4	2,634	—	(2,375)	28,828

Due to affiliates	43,780	—	9,750	—	(53,530)	—

Total stockholder’s equity (deficit)	174,656	36,400	(1,476)	217,059	(209,580)	217,059

Total liabilities and stockholder’s equity (deficit)	$525,713	$67,660	$19,137	$256,667	$(298,446)	$570,731

Page -16-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$65,103	$3,141	$—	$—	$68,244
Equipment rental	—	18,041	643	—	—	18,684
Equipment sales	—	2,026	30	—	(530)	1,526
Intercompany revenue	1,947	14	—	—	(1,961)	—

Total revenues	1,947	85,184	3,814	—	(2,491)	88,454

Operating expenses:
Labor	—	53,470	2,871	—	(426)	55,915
Equipment rental	7,479	1,027	1,531	—	—	10,037
Equipment sales	—	1,667	33	—	(619)	1,081
Divisional operating expenses	134	3,774	117	—	—	4,025
Intercompany operating expenses	—	1,947	14	—	(1,961)	—

Total operating expenses	7,613	61,885	4,566	—	(3,006)	71,058

Gross profit (loss)	(5,666)	23,299	(752)	—	515	17,396
Selling and administrative expenses	4,078	7,221	339	—	—	11,638

Operating income (loss)	(9,744)	16,078	(1,091)	—	515	5,758
Interest expense	7,025	1	—	1,161	—	8,187
Interest income	(53)	(2)	(7)	—	—	(62)
Intercompany interest	1,161	—	—	(1,161)	—	—
Equity in loss (income) of subsidiaries	—			1,551	(1,551)	—

Income (loss) before provision for income tax	(17,877)	16,079	(1,084)	(1,551)	2,066	(2,367)
Provision (benefit) for income tax	(6,782)	6,432	(466)	—	—	(816)

Net income (loss)	$(11,095)	$9,647	$(618)	$(1,551)	$2,066	$(1,551)

Page -17-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2004

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$52,113	$5,835	$—	$—	$57,948
Equipment rental	—	14,511	922	—	—	15,433
Equipment sales	—	1,244	297	—	(133)	1,408
Intercompany revenue	5,150	24	—	—	(5,174)	—

Total revenues	5,150	67,892	7,054	—	(5,307)	74,789

Operating expenses:
Labor	—	43,601	5,226	—	(1,230)	47,597
Equipment rental	5,737	984	363	—	—	7,084
Equipment sales	—	962	168	—	(290)	840
Divisional operating expenses	28	4,025	133	—	—	4,186
Intercompany operating expenses	—	5,150	24	—	(5,174)	—

Total operating expenses	5,765	54,722	5,914	—	(6,694)	59,707

Gross profit (loss)	(615)	13,170	1,140	—	1,387	15,082
Selling and administrative expenses	3,801	6,845	369	—	—	11,015

Operating income (loss)	(4,416)	6,325	771	—	1,387	4,067
Interest expense	6,654	57	—	1,413	—	8,124
Interest income	(18)	0	(3)	—	—	(21)
Intercompany interest	1,413	—	—	(1,413)	—	—
Equity in loss (income) of subsidiaries	—			2,734	(2,734)	—

Income (loss) before provision for income tax	(12,465)	6,268	774	(2,734)	4,121	(4,036)
Provision (benefit) for income tax	(1,460)	(210)	368	—	—	(1,302)

Net income (loss)	$(11,005)	$6,478	$406	$(2,734)	$4,121	$(2,734)

Page -18-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2003

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$140,628	$4,692	$—	$—	$145,320
Equipment rental	—	36,822	1,109	—	—	37,931
Equipment sales	—	4,396	63	—	(1,027)	3,432
Intercompany revenue	4,013	21	—	—	(4,034)	—

Total revenues	4,013	181,867	5,864	—	(5,061)	186,683

Operating expenses:
Labor	—	115,261	4,337	—	(302)	119,296
Equipment rental	14,943	2,039	3,039	—	—	20,021
Equipment sales	—	3,470	58	—	(1,204)	2,324
Divisional operating expenses	152	7,736	226	—	—	8,114
Intercompany operating expenses	—	4,013	21	—	(4,034)	—

Total operating expenses	15,095	132,519	7,681	—	(5,540)	149,755

Gross profit (loss)	(11,082)	49,348	(1,817)	—	479	36,928
Selling and administrative expenses	8,516	13,967	586	—	—	23,069

Operating income (loss)	(19,598)	35,381	(2,403)	—	479	13,859
Interest expense	13,795	1	—	2,346	—	16,142
Interest income	(89)	(2)	(14)	—	—	(105)
Intercompany interest	2,346	—	—	(2,346)	—	—
Equity in loss (income) of subsidiaries	—			1,438	(1,438)	—

Income (loss) before provision for income tax	(35,650)	35,382	(2,389)	(1,438)	1,917	(2,178)
Provision (benefit) for income tax	(13,866)	14,153	(1,027)	—		(740)

Net income (loss)	$(21,784)	$21,229	$(1,362)	$(1,438)	$1,917	$(1,438)

Page -19-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2004

						Brand
			Non-	Brand	Adjustments	Intermediate
	Brand	Guarantor	Guarantor	Intermediate	and	Holdings, Inc.
	Services, Inc.	Subsidiaries	Subsidiary	Holdings, Inc.	Eliminations	Consolidated
Revenue:
Labor	$—	$130,929	$7,655	$—	$—	$138,584
Equipment rental	—	32,159	1,367	—	—	33,526
Equipment sales	—	3,244	341	—	(571)	3,014
Intercompany revenue	10,080	39	—	—	(10,119)	—

Total revenues	10,080	166,371	9,363	—	(10,690)	175,124

Operating expenses:
Labor	—	109,565	6,925	—	(2,705)	113,785
Equipment rental	11,233	2,096	685	—	—	14,014
Equipment sales	—	2,680	186	—	(798)	2,068
Divisional operating expenses	56	8,015	273	—	—	8,344
Intercompany operating expenses	—	10,080	39	—	(10,119)	—

Total operating expenses	11,289	132,436	8,108	—	(13,622)	138,211

Gross profit (loss)	(1,209)	33,935	1,255	—	2,932	36,913
Selling and administrative expenses	8,343	13,677	710	—	—	22,730

Operating income (loss)	(9,552)	20,258	545	—	2,932	14,183
Interest expense	13,462	57	—	2,886	—	16,405
Interest income	(88)	0	(13)	—	—	(101)
Intercompany interest	2,886	—	—	(2,886)	—	—
Equity in loss (income) of subsidiaries	—			1,959	(1,959)	—

Income (loss) before provision for income tax	(25,812)	20,201	558	(1,959)	4,891	(2,121)
Provision (benefit) for income tax	(8,487)	8,080	245	—		(162)

Net income (loss)	$(17,325)	$12,121	$313	$(1,959)	$4,891	$(1,959)

Page -20-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003

				Brand	Adjustments	Brand Intermediate
	Brand Services,	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Inc.	Subsidiaries	Subsidiary	Holdings, Inc..	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$24,098	$1,488	$(709)	—	$541	$25,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,403)	(1,488)	(127)	—	—	(6,018)
Proceeds from sales of property and equipment	796	—	—	—	—	796

Net cash used for investing activities	(3,607)	(1,488)	(127)	—	—	(5,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(650)	—	—	—	—	(650)
Payments on capital lease obligations	(1,043)	—	—	—	—	(1,043)

Net cash used for financing activities	(1,693)	—	—	—	—	(1,693)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,798	—	(836)	—	541	18,503
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$22,729	$—	$644	—	$(53)	$23,320

Page -21-

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004

				Brand	Adjustments	Brand Intermediate
	Brand Services,	Guarantor	Non-Guarantor	Intermediate	and	Holdings, Inc.
	Inc.	Subsidiaries	Subsidiary	Holdings, Inc..	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$19,750	$805	$(1,282)	—	$221	$19,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,559)	(766)	(383)	—	—	(6,708)
Proceeds from sales of property and equipment	912	—	—	—	—	912
Payments for acquisitions	(924)	—	—	—	—	(924)

Net cash used for investing activities	(5,571)	(766)	(383)	—	—	(6,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(20,574)	—	—	—	—	(20,574)
Payments of deferred financing fees	(677)	—	—	—	—	(677)
Payments on capital lease obligations	(330)	(39)	—	—	—	(369)

Net cash used for financing activities	(21,581)	(39)	—	—	—	(21,620)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,402)	—	(1,665)	—	221	(8,846)
CASH AND CASH EQUIVALENTS, beginning of period	21,154	—	2,236	—	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$13,752	$—	$571	—	$(69)	$14,254

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

Overview

The Company is one of the largest North American providers of industrial scaffolding services which facilitate access to tall structures for maintenance, turnarounds and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. The Company provides turnkey services, which include equipment rental, labor for the erection and dismantlement of the scaffolding and scaffolding design services. The Company also provides scaffolding services to the commercial market (primarily nonresidential construction and renovation) and sells a small amount of scaffolding.

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

Brand Intermediate Holdings, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings LLC (the “LLC”). As of June 30, 2004, the voting equity interests of the LLC are owned 74.2% by J.P. Morgan Partners and its affiliates (“JPMP”) and 25.8% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue – Total revenue for the three months ended June 30, 2004 decreased by $13.7 million or 15.4% as compared to the similar prior year period. Revenue in the utility capital sector decreased $9.8 million, much of which was anticipated, due to large projects in the Northeast and West Coast that were completed in 2003. Revenue in the Refinery and Chemical sector decreased $5.7 million. This decrease is primarily due to some refineries delaying maintenance work to take advantage of high gasoline prices in the marketplace as well as some work being pulled into the first quarter from the second quarter. First quarter revenues in the refinery sector were very high for this reason as well as some fourth quarter 2003 turnarounds being delayed until the first quarter 2004. Revenues in the commercial and other industrial sectors increased slightly. Total revenue for the six months ended June 30, 2004 decreased by $11.6 million or 6.2% compared to the six months ended June 30, 2003. The biggest factor in the decrease was a $26.7 million decrease in the utility capital sector, much of which was anticipated, due to large projects in the Northeast and West Coast that were completed in 2003. This decrease was partially offset by an increase in the refinery and chemical sector, primarily due to a large number of turnarounds that were completed in the first quarter of 2004.

Gross profit – Gross profit decreased by $2.3 million, or 13.3% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Labor gross profit declined $2.0 million primarily due to a $10.3 million decrease in labor revenues. The percentage of labor gross profit to labor revenues remained relatively flat at 17.9% compared to 18.1%. Equipment rental gross profit declined only $0.3 million, despite a $3.3 million decrease in rental revenue. The primary reason for this is a $3.0 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. For the six months ended June 30, 2004, gross profit of $36.9 million was flat with the six months ended June 30, 2003. Labor gross profit declined $1.2 million primarily due to a $6.7 million decrease in labor revenues. The percentage of labor gross profit to labor revenues remained flat at 17.9% for both the six months ended June 30, 2004 and 2003. Equipment rental gross profit increased $1.6 million despite a

Page -24-

$4.4 million decrease in rental revenue. The primary reason for the increase is due to a $6.0 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. A slight increase in divisional operating expenses of $0.2 million and a slight decrease in equipment sales gross profit of $0.2 million account for the remainder of the decrease in gross profit.

Selling and administrative expenses – Selling and administrative expenses decreased by $0.6 million and $0.3 million, respectively, in the three- and six-month periods ended June 30, 2004 as compared to the similar prior year periods. For the three-month period the decrease is primarily due to $0.3 of lower depreciation expense and $0.2 million of lower bad debt expense. For the six-month period, the decrease is primarily due to $0.6 million of lower depreciation expense, partially offset by smaller increases in a number of miscellaneous accounts.

Operating income – As a result of the above events, operating income decreased by $1.7 million, or 29.4%, when comparing the three-month period ended June 30, 2004 with the similar prior year period. Operating income increased by $0.3 million, or 2.3%, comparing the six-month period ended June 30, 2004 the similar prior year period.

Interest expense – Interest expense decreased by $0.1 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This was primarily due to impact of lower senior debt under the credit facility resulting from a $20 million prepayment made on March 31, 2004, partially offset by the compounding effect of interest on the 13% pay-in-kind notes. Interest expense increased by 0.3 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This was primarily due to the compounding effect of interest on the pay-in-kind notes, partially offset by the lower senior debt level in the second quarter of 2004.

Income tax provision — The income tax benefit of $162 for the six months ended June 30, 2004, represents an effective rate of 8%. This effective rate is the result of the blended net losses at our domestic subsidiaries and net income at our foreign subsidiary. The rate is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended June 30, 2004, the Company adjusted its effective tax rate from an expense of 60% to a benefit of 8% due to a revision in the its 2004 forecast from a net income position to a net loss position. This resulted in additional benefit of approximately $0.9 million for the three month period ended June 30, 2004.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its Credit Facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2003 and June 30, 2004, the Company had cash of $23.1 million and $14.3 million, respectively.

Page -25-

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the six months ended June 30, 2003 and 2004, capital expenditures were $6.0 million and $6.7 million, respectively.

Our Credit Facility (the “Credit Facility”) provides for $130.0 million of term loans, a $50.0 million revolving loan facility and $35.0 million letter of credit facilities. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. The Credit Facility was amended on February 3, 2004. The amendment increased the letter of credit facilities from $20 million to $35 million and lowered the interest rate margin on the term loans by 0.75%. As of June 30, 2004, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $35.1 million.

The interest rate on the $103.1 million of term loans currently outstanding under the Credit Facility is variable. For the three months and six months ended June 30, 2003, the weighted average interest rate on the term loans was 4.4% and 4.5%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of June 30, 2004, the interest rate on our term loans was 4.9%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes until 2008, as these notes are pay-in-kind notes.

The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The financial ratios become more restrictive over time. The Company received a waiver from compliance for the minimum interest coverage ratio and maximum leverage ratio for the period ended June 30, 2004. The Company projects non-compliance with the aforementioned ratios for the period ended September 30, 2004; however, because the Company has been able to generate significant cash flow, has paid down more than $25 million on the term loans in the past year, and has $14.3 million in cash at June 30, 2004, we believe we will be able to negotiate further waivers or amendments to the Credit Facility, as necessary.

Page -26-

A summary of the sources and uses of cash for the six months ended June 30, 2003 and 2004, follows:

	Six Months Ended June 30,
	2003	2004
Net cash provided by (used for):
Operating activities	$25,418	$19,494
Investing activities	(5,222)	(6,720)
Financing activities	(1,693)	(21,620)

Contractual Obligations

The following is a summary of contractual cash obligations as of June 30, 2004 (dollars in thousands):

		Payments due in:
	Total	2004	2005	2006	2007	2008	After 2008
Term Loan (1)	$103,139	$103,139	$—	$—	$—	$—	$—
Expected Interest Payments on Term Loan (1)	24,634	2,520	5,002	4,951	4,900	4,849	2,412
Senior Notes	150,000	—	—	—	—	—	150,000
Expected Interest Payments on Senior Notes	153,000	9,000	18,000	18,000	18,000	18,000	72,000
Intermediate Notes	43,405	—	—	—	—	—	43,405
Expected Interest Payments on Intermediate Notes	74,237	—	—	—	—	8,657	65,580
Capital Leases	250	58	95	92	5	—	—
Operating Leases	8,064	1,499	2,340	1,910	1,326	676	313
Notes Payable	890	330	244	79	79	79	79

Total Contractual Cash Obligations	$557,619	$116,546	$25,681	$25,032	$24,310	$32,261	$333,789

(1)	The Company received a waiver from compliance for two financial ratio covenants for the period ended June 30, 2004. In accordance with EITF 86-30, the Company is classifying the entire term balance as current; however, it is the Company’s intention to seek additional waivers or amendments, as necessary. The amounts shown in the “Expected Interest Payments on Term Loan” row represent the expected interest payments to be made, at current prevailing interest rates, assuming the Company is able to negotiate additional waivers or amendments, as necessary.

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

Page -27-

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.5 million as of June 30, 2004, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption. The Company

Page -28-

expensed $46,000 and $88,000, respectively, for the three- and six-month periods ended June 30, 2004, recorded in the caption Selling and Administrative expenses.

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

Acquisitions

On June 1, 2004, the company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of $0.9 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of $0.1 million based upon the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of variable-rate instruments based on LIBOR.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Page -29-

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

BRAND INTERMEDIATE HOLDINGS, INC.
Date: August 16, 2004	/s/ John M. Monter
John M. Monter
Chief Executive Officer, President

Date: August 16, 2004	/s/ Jeffrey W. Peterson
Jeffrey W. Peterson
Chief Financial Officer, Vice President, Finance

Page -31-