Form 10-Q
period 2004-09-30
BRAND INTERMEDIATE HOLDINGS INC
filed 2004-11-15
CIK 1219808

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2004
$.01 Par Value	1,000 shares

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Labor	$61,307	$54,587	$206,627	$193,171
Equipment rental	16,573	15,148	54,504	48,674
Equipment sales	1,647	1,695	5,079	4,709
Total revenues	79,527	$71,430	266,210	246,554
Operating expenses:
Labor	50,880	44,501	170,176	158,286
Equipment rental	8,185	6,672	28,206	20,686
Equipment sales	1,249	1,133	3,573	3,201
Divisional operating expenses	3,662	4,089	11,776	12,433
Total operating expenses	63,976	56,395	213,731	194,606
Gross profit	15,551	15,035	52,479	51,948
Selling and administrative expenses	10,586	10,998	33,655	33,728
Operating income	4,965	4,037	18,824	18,220
Interest expense	8,180	8,804	24,322	25,209
Interest income	(93)	(87)	(198)	(188)
Loss before benefit for income tax	(3,122)	(4,680)	(5,300)	(6,801)
Income tax benefit	(1,062)	(1,549)	(1,802)	(1,711)
Net loss	$(2,060)	$(3,131)	$(3,498)	$(5,090)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,	September 30,
	2003	2004
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,100	$25,452
Trade accounts receivable, net of allowance for doubtful accounts of $1,377 in 2003 and $1,561 in 2004	54,005	48,448
Accrued revenue	3,137	5,642
Notes receivable	621	176
Other current assets	9,421	6,924

Total current assets	90,284	86,642

PROPERTY AND EQUIPMENT:
Land	1,237	1,258
Buildings and leasehold improvements	3,354	3,473
Vehicles and other equipment	25,736	27,250
Scaffolding equipment	188,489	196,102

Total property and equipment, at cost	218,816	228,083

Less-Accumulated depreciation and amortization	39,857	56,658

Total property and equipment, net	178,959	171,425

GOODWILL	248,347	248,521

CUSTOMER RELATIONSHIPS	48,286	44,917

OTHER ASSETS AND INTANGIBLES	24,783	24,928

TOTAL ASSETS	$590,659	$576,433

(Continued on following page)

Index

 BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31,	September 30,
	2003	2004
		(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,250	$1,047
Notes payable and capital lease obligations, current portion	660	507
Accounts payable and accrued expenses	33,302	41,508
Deferred revenue	1,448	1,525

Total current liabilities	36,660	44,587

LONG-TERM DEBT	305,282	289,137

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	165	421

DEFERRED INCOME TAXES	29,173	27,439

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	224,212	224,357
Cumulative translation adjustment	2,853	3,268
Accumulated deficit	(7,686)	(12,776)

Total stockholder’s equity	219,379	214,849

Total liabilities and stockholder’s equity	$590,659	$576,433

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,498)	$(5,090)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	30,069	21,440
Deferred income taxes	(1,802)	(1,734)
Non-cash interest	4,495	5,522
Non-cash compensation	-	145
Gain on sale of scaffolding equipment	(525)	(831)
Changes in operating assets and liabilities:
Trade accounts receivable, net	6,213	5,704
Accrued revenue	(2,502)	(2,505)
Notes receivable	(31)	463
Other current assets	5,221	2,497
Accounts payable and accrued expenses	(1,106)	8,206
Deferred revenue	38	77
Other	54	17
Net cash flows from operating activities	36,626	33,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,446)	(9,920)
Proceeds from sale of property and equipment	1,263	1,624
Payments for acquisitions	-	(951)
Net cash flows from investing activities	(8,183)	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(975)	(20,836)
Payments of deferred financing fees	-	(927)
Payments on capital lease obligations	(1,261)	(549)
Net cash flows from financing activities	(2,236)	(22,312)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,207	2,352

CASH AND CASH EQUIVALENTS, beginning of period	4,817	23,100

CASH AND CASH EQUIVALENTS, end of period	$31,024	$25,452
(Continued on following page)

-6-

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2004
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$15,597	$14,645
Income taxes paid	1,179	1,977
NON-CASH TRANSACTIONS:
Capital Lease obligations	-	259
Note payable issued for acquisition	-	393

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim financial statements included herein for the periods ended September 30, 2003 and 2004 have been prepared by the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of September 30, 2004, and the results of operations and cash flows for the three months and nine months ended September 30, 2003 and 2004. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

1.	Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of September 30, 2004, the voting equity interests of the LLC are owned 74.2% by J.P. Morgan Partners and its affiliates ("JPMP") and 25.8% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $56,000 and $145,000, respectively, for the three and nine-month periods ended September 30, 2004, recorded in the caption Selling and Administrative expenses.

Prior to 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense was reflected in 2003, as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant.

Index

The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended September 30, 2003 (unaudited)	Three Months Ended September 30, 2004 (unaudited)	Nine Months Ended September 30, 2003 (unaudited)	Nine Months Ended September 30, 2004 (unaudited)
Net loss as reported	$(2,060)	$(3,131)	$(3,498)	$(5,090)
Add: stock based compensation expense included in reported net loss	-	56	-	145

Less: stock-based compensation expense determined under fair value method for all awards	84	56	708	145
Pro forma net loss	$(2,144)	$(3,131)	$(4,206)	$(5,090)

4.	Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

5.	Debt and Borrowing Arrangements

At December 31, 2003 and September 30, 2004, long-term debt consisted of the following (in thousands):

		September 30,
	December 31,	2004
	2003	(unaudited)
Credit Facility, due 2009	$123,713	$102,877
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	40,638	44,786
	314,351	297,663
Less
Current portion	1,250	1,047
Unamortized discount	7,819	7,479
	$305,282	$289,137

The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company obtained a waiver from the lenders under the Credit Facility from compliance with the minimum interest coverage ratio and the maximum leverage ratio covenants for the period ended September 30, 2004; absent such waiver, the Company would have violated the covenants for this period. The Credit Facility was amended effective November 9, 2004, to reset the minimum interest coverage ratio and maximum leverage ratio covenants through December 31, 2006, and to allow the Company to borrow an additional $25 million in term debt to be used to finance a potential acquisition, if necessary. The Company projects that it will be in compliance with the reset covenants.

For the three months and nine months ended September 30, 2003, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.1% and 5.3%, respectively. For the three months and nine months ended September 30, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.8% and 4.6%, respectively. The Credit Facility was amended on February 3, 2004. The amendment added an additional $15 million letter of credit facility to total $35 million and lowered the interest rate margin on the term debt by 0.75%.

As of September 30, 2004, JPMP holds $19.2 million of the $44.8 million Intermediate Subordinated Notes.

Index

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

8.	Comprehensive Loss

For the three months ended September 30, 2003 and 2004, comprehensive loss was $2.0 million and $2.3 million, respectively. For the nine months ended September 30, 2003 and 2004, comprehensive loss was $1.3 million and $4.7 million, respectively. The difference between comprehensive loss and net loss is entirely related to currency translation.

9.	Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating losses. For the nine months ended September 30, 2004, the effective tax rate benefit of 25% is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended September 30, 2004, the Company adjusted its effective tax rate from an annualized benefit of 8% to an annualized benefit of 25% due to a revision in the 2004 forecast. This resulted in additional benefit of approximately $0.4 million for the three month period ended September 30, 2004. For the nine months ended September 30, 2004, the benefit for income taxes is primarily attributable to deferred income taxes.

10.	Acquisitions

On June 1, 2004, the Company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of approximately $1.0 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of approximately $0.2 million based upon the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition.

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

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$21,154	$-	$2,236	$-	$(290)	$23,100
Trade accounts receivable	-	52,383	1,622	-	-	54,005
Accrued revenue	-	3,102	35	-	-	3,137
Notes receivable, current portion	27	594	-	-	-	621
Other current assets	2,491	6,672	608	-	(350)	9,421
Due from affiliates	44,139	1,409	207	-	(45,755)	-
Total current assets	67,811	64,160	4,708	-	(46,395)	90,284
Property and Equipment:
Land	-	855	382	-	-	1,237
Buildings and leasehold improvements	11	2,953	390	-	-	3,354
Vehicles and other equipment	6,202	15,618	3,916	-	-	25,736
Scaffolding equipment	174,752	-	13,737	-	-	188,489
Total property and equipment, at cost	180,965	19,426	18,425	-	-	218,816
Less accumulated depreciation and amortization	26,066	8,681	5,110	-	-	39,857
Total property and equipment, net	154,899	10,745	13,315	-	-	178,959
Due from affiliates	9,750	-	-	40,894	(50,644)	-
Deferred tax asset	-	-	-	2,375	(2,375)	-
Investment in subsidiaries	-	-	-	211,900	(211,900)	-
Goodwill	248,347	-	-	-	-	248,347
Customer relationships	48,286	-	-	-	-	48,286
Intangibles and other assets	23,828	-	-	955	-	24,783
Total assets	$552,921	$74,905	$18,023	$256,124	$(311,314)	$590,659

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2003 (continued)
Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$1,250	$-	$-	$-	$-	$1,250
Notes payable and capital lease obligations, current portion	660	-	-	-	-	660
Accounts payable and accrued expenses	26,075	7,553	314	-	(640)	33,302
Deferred revenue	-	1,448	-	-	-	1,448
Due to affiliates	1,409	37,519	6,827	-	(45,755)	-
Total current liabilities	29,394	46,520	7,141	-	(46,395)	36,660
Long-term debt	268,537	-	-	36,745	-	305,282
Notes payable and capital lease obligations	165	-	-	-	-	165
Deferred income taxes	29,076	-	2,472	-	(2,375)	29,173
Due to affiliates	40,894	-	9,750	-	(50,644)	-

Total stockholder’s equity (deficit)	184,855	28,385	(1,340)	219,379	(211,900)	219,379
Total liabilities and stockholder’s equity	$552,921	$74,905	$18,023	$256,124	$(311,314)	$590,659

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2004

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$24,457	$-	$1,093	$-	$(98)	$25,452
Trade accounts receivable	-	44,979	3,469	-	-	48,448
Accrued revenue	-	5,227	415	-	-	5,642
Notes receivable, current portion	15	161	-	-	-	176
Other current assets	959	5,639	326	-	-	6,924
Due from affiliates	26,435	1,605	-	-	(28,040)	-
Total current assets	51,866	57,611	5,303	-	(28,138)	86,642
Property and Equipment:
Land	-	866	392	-	-	1,258
Buildings and leasehold improvements	13	3,060	400	-	-	3,473
Vehicles and other equipment	6,404	16,695	4,151	-	-	27,250
Scaffolding equipment	181,575	-	14,527	-	-	196,102
Total property and equipment, at cost	187,992	20,621	19,470	-	-	228,083
Less accumulated depreciation and amortization	39,911	10,705	6,042	-	-	56,658
Total property and equipment, net	148,081	9,916	13,428	-	-	171,425
Due from affiliates	9,750	-	-	45,221	(54,971)	-
Deferred tax asset	-	-	-	2,375	(2,375)	-
Investment in subsidiaries	-	-	-	207,733	(207,733)	-
Goodwill	248,521	-	-	-	-	248,521
Customer relationships	44,917	-	-	-	-	44,917
Intangibles and other assets	24,007	-	-	921	-	24,928
Total assets	$527,142	$67,527	$18,731	$256,250	$(293,217)	$576,433

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2004 (Continued)

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$1,047	$-	$-	$-	$-	$1,047
Notes payable and capital lease obligations, current portion	423	84	-	-	-	507
Accounts payable and accrued expenses	32,265	8,412	929	-	(98)	41,508
Deferred revenue	-	1,525	-	-	-	1,525
Due to affiliates	1,605	20,834	5,601	-	(28,040)	-
Total current liabilities	35,340	30,855	6,530	-	(28,138)	44,587
Long-term debt	248,100	-	-	41,037	-	289,137
Notes payable and capital lease obligations	308	113	-	-	-	421
Deferred income taxes	26,896	4	2,914	-	(2,375)	27,439
Due to affiliates	45,221	-	9,750	-	(54,971)	-

Total stockholder’s equity (deficit)	171,277	36,555	(463)	215,213	(207,733)	214,849
Total liabilities and stockholder’s equity	$527,142	$67,527	$18,731	$256,250	$(293,217)	$576,433

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$58,394	$2,913	$-	$-	$61,307
Equipment rental	-	15,987	586	-	-	16,573
Equipment sales	-	1,991	15	-	(359)	1,647
Intercompany revenue	3,297	22	-	-	(3,319)	-
Total revenues	3,297	76,394	3,514	-	(3,678)	79,527
Operating expenses:
Labor	-	48,608	2,575	-	(303)	50,880
Equipment rental	6,693	1,093	399	-	-	8,185
Equipment sales	-	1,796	9	-	(556)	1,249
Divisional operating expenses	55	3,490	117	-	-	3,662
Intercompany operating expenses	-	3,297	22	-	(3,319)	-
Total operating expenses	6,748	58,284	3,122	-	(4,178)	63,976
Gross profit	(3,451)	18,110	392	-	500	15,551
Selling and administrative expenses	3,708	6,548	330	-	-	10,586
Operating income (loss)	(7,159)	11,562	62	-	500	4,965
Interest expense	6,963	22	-	1,195	-	8,180
Interest income	(87)	(1)	(5)	-	-	(93)
Intercompany interest	1,195	-	-	(1,195)	-	-
Equity in loss (income) of subsidiaries	-	-	-	2,060	(2,060)	-

Income (loss) before provision for income tax
	(15,230)	11,541	67	(2,060)	2,560	(3,122)
Provision (benefit) for income tax	(3,101)	1,801	238	-	-	(1,062)

Net income (loss)	$(12,129)	$9,740	$(171)	$(2,060)	$2,560	$(2,060)

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$50,763	$3,824	$-	$-	$54,587
Equipment rental	-	14,402	746	-	-	15,148
Equipment sales	-	1,550	361	-	(216)	1,695
Intercompany revenue	4,721	32	-	-	(4,753)	-
Total revenues	4,721	66,747	4,931	-	(4,969)	71,430
Operating expenses:
Labor	-	42,441	3,420	-	(1,360)	44,501
Equipment rental	5,252	1,052	368	-	-	6,672
Equipment sales	-	1,207	376	-	(450)	1,133
Divisional operating expenses	59	3,892	138	-	-	4,089
Intercompany operating expenses	-	4,721	32	-	(4,753)	-
Total operating expenses	5,311	53,313	4,334	-	(6,563)	56,395
Gross profit (loss)	(590)	13,434	597	-	1,594	15,035
Selling and administrative expenses	3,414	7,256	328	-	-	10,998
Operating income (loss)	(4,004)	6,178	269	-	1,594	4,037
Interest expense	7,387	(24)	-	1,441	-	8,804
Interest income	(84)	-	(3)	-	-	(87)
Intercompany interest	1,441	-	-	(1,441)	-	-
Equity in loss (income) of subsidiaries	-			3,131	(3,131)	-

Income (loss) before provision for
income tax	(12,748)	6,202	272	(3,131)	4,725	(4,680)
Provision (benefit) for income tax	(4,151)	2,481	121	-	-	(1,549)

Net income (loss)	$(8,597)	$3,721	$151	$(3,131)	$4,725	$(3,131)

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$199,022	$7,605	$-	$-	$206,627
Equipment rental	-	52,809	1,695	-	-	54,504
Equipment sales	-	6,387	78	-	(1,386)	5,079
Intercompany revenue	7,310	43	-	-	(7,353)	-
Total revenues	7,310	258,261	9,378	-	(8,739)	266,210
Operating expenses:
Labor	-	163,869	6,912	-	(605)	170,176
Equipment rental	21,636	3,132	3,438	-	-	28,206
Equipment sales	-	5,266	67	-	(1,760)	3,573
Divisional operating expenses	207	11,226	343	-	-	11,776
Intercompany operating expenses	-	7,310	43	-	(7,353)	-
Total operating expenses	21,843	190,803	10,803	-	(9,718)	213,731
Gross profit	(14,533)	67,458	(1,425)	-	979	52,479
Selling and administrative expenses	12,224	20,515	916	-	-	33,655
Operating income (loss)	(26,757)	46,943	(2,341)	-	979	18,824
Interest expense	20,758	23	-	3,541	-	24,322
Interest income	(176)	(3)	(19)	-	-	(198)
Intercompany interest	3,541	-	-	(3,541)	-	-
Equity in loss (income) of subsidiaries	-	-	-	3,498	(3,498)	-

Income (loss) before provision for
income tax	(50,880)	46,923	(2,322)	(3,498)	4,477	(5,300)
Provision (benefit) for income tax	(16,967)	15,954	(789)	-	-	(1,802)

Net income (loss)	$(33,913)	$30,969	$(1,533)	$(3,498)	$4,477	$(3,498)

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months September 30, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$181,692	$11,479	$-	$-	$193,171
Equipment rental	-	46,561	2,113	-	-	48,674
Equipment sales	-	4,794	702	-	(787)	4,709
Intercompany revenue	14,801	71	-	-	(14,872)	-
Total revenues	14,801	233,118	14,294	-	(15,659)	246,554
Operating expenses:
Labor	-	152,006	10,345	-	(4,065)	158,286
Equipment rental	16,485	3,148	1,053	-	-	20,686
Equipment sales	-	3,887	562	-	(1,248)	3,201
Divisional operating expenses	115	11,907	411	-	-	12,433
Intercompany operating expenses	-	14,801	71	-	(14,872)	-
Total operating expenses	16,600	185,749	12,442	-	(20,185)	194,606
Gross profit (loss)	(1,799)	47,369	1,852	-	4,526	51,948
Selling and administrative expenses	11,757	20,933	1,038	-	-	33,728
Operating income (loss)	(13,556)	26,436	814	-	4,526	18,220
Interest expense	20,849	33	-	4,327	-	25,209
Interest income	(172)	0	(16)	-	-	(188)
Intercompany interest	4,327	-	-	(4,327)	-	-
Equity in loss (income) of subsidiaries	-			5,090	(5,090)	-

Income (loss) before provision for income tax	(38,560)	26,403	830	(5,090)	9,616	(6,801)

Provision (benefit) for income tax	(12,638)	10,562	365	-	-	(1,711)

Net income (loss)	$(25,922)	$15,841	$465	$(5,090)	$9,616	$(5,090)

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$34,444	$1,619	$158	$-	$405	$36,626

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,592)	(1,619)	(235)	-	-	(9,446)
Proceeds from sales of property and equipment	1,263	-	-	-	-	1,263
Net cash used for investing activities	(6,329)	(1,619)	(235)	-	-	(8,183)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(975)	-	-	-	-	(975)
Payments on capital lease obligations	(1,261)	-	-	-	-	(1,261)
Net cash used for financing activities	(2,236)	-	-	-	-	(2,236)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,879	-	(77)	-	405	26,207

CASH AND CASH EQUIVALENTS, beginning of period	3,931	-	1,480	-	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$29,810	$-	$1,403	$-	$(189)	$31,024

Index

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc..	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$32,637	$1,724	$(642)	-	$192	$33,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,749)	(1,670)	(501)	-	-	(9,920)
Proceeds from sales of property and equipment	1,624	-	-	-	-	1,624
Payments for acquisitions	(951)	-	-	-	-	(951)
Net cash used for investing activities	(7,076)	(1,670)	(501)	-	-	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(20,836)	-	-	-	-	(20,836)
Payments of deferred financing fees	(927)	-	-	-	-	(927)
Payments on capital lease obligations	(495)	(54)	-	-	-	(549)
Net cash used for financing activities	(22,258)	(54)	-	-	-	(22,312)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,303	-	(1,143)	-	192	2,352

CASH AND CASH EQUIVALENTS, beginning of period	21,154	-	2,236	-	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$24,457	$-	$1,093	-	$(98)	$25,452

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q of Brand Intermediate Holdings, Inc. and subsidiaries (the "Company") contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company’s specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company’s business; inflation; changes in costs of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company’s current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

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

The Company has in the past completed strategic acquisitions and it intends to continue to pursue complementary acquisitions where significant consolidation savings and economies of scale can be achieved. The scaffolding industry is characterized by single-office or regional companies, many of which are undercapitalized and have limited scaffolding inventories. The Company intends to focus its acquisition strategy on companies that have an expertise in a certain industry or scaffolding applications.

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of September 30, 2004, the voting equity interests of the LLC are owned 74.2% by J.P. Morgan Partners and its affiliates ("JPMP") and 25.8% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue - Total revenue for the three months ended September 30, 2004 decreased by $8.1 million or 10.2% as compared to the similar prior year period, primarily due to a decrease in the Refinery and Chemical sector of $11.6 million. This decrease is primarily due to some refineries delaying maintenance work to take advantage of high gasoline prices in the marketplace. This decrease was slightly offset by small increases in the commercial and other industrial sectors. Total revenue for the nine months ended September 30, 2004 decreased by $19.7 million or 7.4% compared to the nine months ended September 30, 2003. The biggest factor in the decrease was a $28.5 million decrease in the utility capital sector, much of which was anticipated, due to large projects in the Northeast and West Coast that were completed in the first half of 2003. This decrease was partially offset by increases in the commercial and other industrial sectors.

Index

Gross profit - Gross profit decreased by $0.5 million, or 3.3% in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Labor gross profit declined $0.3 million primarily due to a $6.7 million decrease in labor revenues. The percentage of labor gross profit to labor revenues increased to 18.4% for the three months ended September 30, 2004 compared to 17.0% for the similar prior year period, primarily due to lower insurance claims costs. Equipment rental gross profit increased $0.1 million, despite a $1.4 million decrease in rental revenue. The primary reason for this is a $1.6 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. An increase in divisional operating expenses of $0.4 million also contributed to the decline in gross profit for the quarter. For the nine months ended September 30, 2004, gross profit decreased by $0.5 million as compared to the nine months ended September 30, 2003. Labor gross profit declined $1.6 million primarily due to a $13.5 million decrease in labor revenues. The percentage of labor gross profit to labor revenues improved to 18.0% for the nine months ended September 30, 2004 compared to 17.6% for the similar prior year period. Equipment rental gross profit increased $1.7 million despite a $5.8 million decrease in rental revenue. The primary reason for the increase is due to a $7.6 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. An increase in divisional operating expenses of $0.7 million accounts for the remainder of the decrease in gross profit.

Selling and administrative expenses - Selling and administrative expenses increased by $0.4 million and $0.1 million, respectively, in the three- and nine-month periods ended September 30, 2004 as compared to the similar prior year periods. For both periods the increase is primarily due to higher salaries and benefits expense as well as small increases in a number of miscellaneous areas, partially offset by lower depreciation expense.

Operating income - As a result of the above events, operating income decreased by $0.9 million, or 18.6%, when comparing the three-month period ended September 30, 2004 with the similar prior year period. Operating income decreased by $0.6 million, or 3.2%, when comparing the nine-month period ended September 30, 2004 with the similar prior year period.

Interest expense - Interest expense increased by $0.6 million and $0.9 million, respectively, in the three- and nine-month periods ended September 30, 2004 as compared to the similar prior year periods. For both periods the increase was primarily due to the impact of bank fees paid associated with obtaining waivers and amendments to our credit agreement debt covenants and the compounding effect of interest on the 13% pay-in-kind notes. These increases were partially offset by the impact of lower senior debt levels due to debt prepayments made in December of 2003 and March of 2004.

Income tax provision - The income tax benefit of $1.7 million for the nine months ended September 30, 2004, represents an effective rate of 25%. This effective rate is the result of the blended net losses at our domestic subsidiaries and net income at our foreign subsidiary. The rate is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended September 30, 2004, the Company adjusted its effective tax rate from an annual benefit of 8% to an annual benefit of 25% due to a revision in the 2004 forecast. This resulted in additional benefit of approximately $0.4 million for the three month period ended September 30, 2004.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its Credit Facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2003 and September 30, 2004, the Company had cash of $23.1 million and $25.5 million, respectively.

The Company believes that its existing working capital, borrowings available under its Credit Facility and internal cash flow from operations should provide sufficient resources to support current business activities. To the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, it may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand.

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the nine months ended September 30, 2003 and 2004, capital expenditures were $9.4 million and $9.9 million, respectively.

Index

Our Credit Facility (the "Credit Facility") provides for $130.0 million of term loans, a $50.0 million revolving loan facility and $35.0 million letter of credit facilities. Up to $20.0 million of the $50.0 million revolving loan facility may be used for letters of credit. The Credit Facility was amended on February 3, 2004. The amendment increased the letter of credit facilities from $20 million to $35 million and lowered the interest rate margin on the term loans by 0.75%. As of September 30, 2004, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $35.1 million.

The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company obtained a waiver from the lenders under the Credit Facility from compliance with the minimum interest coverage ratio and the maximum leverage ratio covenants  for the period ended September 30, 2004; absent such waver, the Company would have violated the covenants for this period. The Credit Facility was amended effective November 9, 2004, to reset the minimum interest coverage ratio and maximum leverage ratio covenants through December 31, 2006, and to allow the Company to borrow an additional $25 million in term debt to be used to finance a potential acquisition, if necessary. The Company projects that it will be in compliance with the reset covenants.

The interest rate on the $103.1 million of term loans currently outstanding under the Credit Facility is variable. For the three months and nine months ended September 30, 2004, the weighted average interest rate on the term loans was 4.8% and 4.6%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 2.5% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of September 30, 2004, the interest rate on our term loans was 4.9%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes until 2008, as these notes are pay-in-kind notes.

A summary of the sources and uses of cash for the nine months ended September 30, 2003 and 2004, follows:

	Nine Months Ended September 30,
	2003	2004
Net cash provided by (used for):
Operating activities	$36,626	$33,911
Investing activities	(8,183)	(9,247)
Financing activities	(2,236)	(22,312)

Index

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2004 (dollars in thousands):

Payments due in:

	Total	2004	2005	2006	2007	2008	After 2008
Term Loan	$102,877	$262	$1,047	$1,047	$1,047	$1,047	$98,427
Expected Interest Payments on Term Loan (1)	24,326	1,310	5,207	5,153	5,100	5,046	2,510
Senior Notes	150,000	-	-	-	-	-	150,000
Expected Interest Payments on Senior Notes	153,000	9,000	18,000	18,000	18,000	18,000	72,000
Intermediate Notes	44,786	-	-	-	-	-	44,786
Expected Interest Payments on Intermediate Notes (2)	72,895	-	-	-	-	8,674	64,221
Capital Leases	221	29	95	92	5	-	-
Operating Leases	8,167	752	2,553	2,118	1,529	874	341
Notes Payable	725	165	244	79	79	79	79
Total Contractual Cash Obligations	$556,997	$11,518	$27,146	$26,489	$25,760	$33,720	$432,364

(1)	The interest rate on the Term Loan is floating. For purposes of this schedule, we are using the prevailing interest rates at 9/30/04 to calculate the estimated interest payments for all future periods.

(2)	The Intermediate Notes are pay-in-kind notes; interest payments are not required to be made in cash until 2008.

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.3 million as of September 30, 2004, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Index

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $56,000 and $145,000, respectively, for the three- and nine-month periods ended September 30, 2004, recorded in the caption Selling and Administrative expenses.

Prior to 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense was reflected in 2003, as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant.

Acquisitions

On June 1, 2004, the Company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of $1.0 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of $0.2 million based upon the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of variable-rate instruments based on LIBOR.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Index

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment No. 2 and Limited Waiver No. 3 to Credit Agreement, dated as of November 9, 2004, and entered into by and among Brand Services, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

Index

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: November 15, 2004	By:	/s/ John M. Monter

Title: Chief Executive Officer, President

BRAND INTERMEDIATE HOLDINGS, INC.

Date: November 15, 2004	By:	/s/ Jeffrey W. Peterson

Title: Chief Financial Officer and Vice President, Finance