Form 10-K
period 2004-12-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2005-03-17
CIK 1219808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended
December 31, 2004

Commission file number 333-102511-14

Brand Intermediate Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1700 (Primary standard industrial classification code number)	13-3909682 (I.R.S. Employer Identification No.)
___________

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

Yes __X__  No _____
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

Yes ____  No X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

No market exists for the Common Stock of Brand Intermediate Holdings, Inc. All of the outstanding shares of Common Stock are held by Brand Holdings LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2005
Brand Intermediate Holdings, Inc.. Common Stock, $0.01 Par Value	1,000 shares

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

General

Company History and Structure

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand" or "Brand Intermediate") are 100% owned by Brand Holdings LLC ("the "LLC"). As of March 1, 2005, the voting equity interests of the LLC are owned 73.0% by J. P. Morgan Partners and its affiliates ("JPMP"), and 27.0% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

•
our borrowing of $130.0 million in term loans under a new Credit Facility (the "Credit Facility"). The Credit Facility also includes a $50.0 million revolving credit facility, and $35.0 million of letter of credit facilities;

•
an issuance to JPMP and certain selling stockholders of DLJ Brand by Brand Intermediate of $35.0 million aggregate principal amount of 13% senior subordinated pay-in-kind notes due 2013 and by the LLC of warrants to purchase its common equity interests; and

•	our issuance of the $150.0 million of 12% Senior Subordinated Notes due 2012 ("Senior Notes").

•
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

Financial Information About Industry Segments

We operate in one segment and provide scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Our revenues, operating income and total assets as of and for the periods indicated below, were as follows (in thousands):

	Predecessor	Brand Intermediate Holdings, Inc.
	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	2003	2004

Revenue	$290,473	$79,296	$347,737	$333,954
Operating income	31,703	3,985	24,389	24,163
Total assets		605,738	590,659	567,575

Description of Business

We are the largest North American provider of scaffolding services. Our services in the industrial scaffolding market facilitate access to tall structures that require on-going maintenance, periodic overhauls, or turnarounds, and capital projects, principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our scaffolding services in the commercial market primarily serve the non-residential building construction and renovation markets. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding, scaffolding design services and the sale of scaffolding equipment. We deliver our services through an extensive field service organization of between 3,000 and 5,000 team members in 47 field offices located throughout the United States and two in Canada.

Approximately 82%, 80%, and 77% of our 2002, 2003, and 2004, respective revenues were attributable to ongoing maintenance, overhauls and capital projects of industrial facilities. We typically provide on-going maintenance services under long-term contracts with a duration ranging from two to five years. Overhauls, which are necessary to maintain the safety and efficiency of most industrial facilities, occur every one to four years depending on the industry and the type of overhaul being performed. We believe that the necessity for on-going maintenance and periodic overhauls provides us with a stable, recurring revenue base.

Our customers include major integrated oil companies, independent refiners, large chemical and petrochemical companies, utilities, pulp and paper producers, and large engineering and construction firms. One customer accounted for $35.6 million or 11% and $37.6 million or 11% of our revenues for the years ended December 31, 2004 and 2003, respectively. Another customer accounted for $34.6 million or 10% and $37.3 million or 11% of our revenues for the years ended December 31, 2004 and 2003, respectively. Another customer accounted for $40.3 million, or 11%, of our revenues for the year (combined twelve months) ended December 31, 2002. The loss of these customers could have a material adverse effect on the Company's revenues and results of operations.

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

Employees and Dependence on Labor

Brand typically employs between 3,000 to 5,000 team members, of which approximately 29% are represented by a labor union. While we have excellent relations with these unions and have experienced no material work stoppages during the past eight years, we cannot assure that strikes or other types of conflicts with unions or personnel will not arise or that we will not become a target for further union organizing activity. Since our business has a high labor content, any such activity could have a material adverse effect on the Company. We believe that we have a good relationship with our team members.

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

Item 2. Properties

We operate facilities in 49 locations (48 field offices and 1 headquarters location). We maintain a substantial inventory of scaffolding at our field offices as well as at customer sites throughout the United States and Canada. Our facilities are concentrated near our customers to minimize transportation costs, shorten lead times and strengthen oversight and project management abilities. Brand owns two locations in Canada, two in Texas, one in Alabama and one in Louisiana. We lease the remaining 42 facilities as well as one site used for our corporate headquarters located in Chesterfield, Missouri. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres. Our headquarters are located in a 12,600 square foot facility in Chesterfield, Missouri.

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

No matters were submitted to a vote of security holders in 2004.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

All of our outstanding common stock is held by the LLC and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

Item 6. Selected Financial Data

The following table presents selected historical financial data for DLJ Brand (the Predecessor company) for the years ended December 31, 2000, and 2001, and for the period from January 1, 2002 through October 16, 2002 and for Brand Intermediate Holdings, Inc. for the period from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, and has been derived from the audited financial statements. The information as of December 31, 2002, 2003 and 2004, for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations." The financial data set forth below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included elsewhere herein.

	Predecessor			Brand Intermediate Holdings, Inc.
	2000	2001	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
(Dollars in Thousands)
INCOME STATEMENT DATA:

Revenue	$264,066	$305,089	$290,473	$79,296	$347,737	$333,954
Operating expenses	203,689	232,292	218,480	65,303	279,223	264,413
Gross profit	60,377	72,797	71,993	13,993	68,514	69,541

Selling and administrative expenses	39,254	42,785	32,502	10,008	44,125	45,145
Non-cash compensation	-	-	2,491	-	-	233
Transaction expenses	-	-	5,297	-	-	-
Operating income	21,123	30,012	31,703	3,985	24,389	24,163

Interest expense	22,052	22,750	15,525	7,105	32,718	33,673
Interest income	(95)	(609)	(151)	(159)	(267)	(284)
Accretion of preferred stock Dividends of subsidiary	6,338	7,308	6,576	-	-	-
Income (loss) before provision for Income tax	(7,172)	563	9,753	(2,961)	(8,062)	(9,226)
Provision (benefit) for income tax	-	-	1,335	(1,116)	(2,221)	(2,420)
Net income (loss)	$(7,172)	$563	$8,418	$(1,845)	$(5,841)	$(6,806)

OTHER DATA:
Net cash provided by (used for):

Operating activities	19,494	29,441	36,219	8,449	36,601	26,848
Investing activities	(39,517)	(20,564)	(10,182)	(527,648)	(10,148)	(12,728)
Financing activities	22,918	644	(34,813)	520,132	(8,170)	(22,812)

Depreciation and amortization	25,419	26,616	18,303	9,130	38,503	28,935
Cash interest expense (1)	19,869	20,251	13,280	5,678	26,522	26,173

Capital expenditures	32,234	19,635	12,821	3,708	11,921	14,092

	December 31

	2000	2001	2002	2003	2004
	(Dollars in Thousands)
BALANCE SHEET DATA:

Working capital	$9,757	$22,542	$35,850	$53,624	$42,010
Total assets	246,249	257,436	605,738	590,659	567,575
Long-term debt (including current portion and Revolving loan)	191,594	195,510	307,732	306,532	291,514
Notes payable and capital lease obligation (including current portion)	6,276	4,917	2,708	825	777
14.5% senior exchangeable preferred stock	47,742	55,050	-	-	-
Stockholder’s equity (deficit)	(37,343)	(36,857)	221,793	219,379	213,960

(1)
Cash interest expense represents total interest expense less amortization of deferred financing fees, amortization of the discounts on long-term debt, accretion of the $35.0 million, 13% Senior Subordinated Pay-in-Kind Notes due 2013 (the "Holdings Notes") and accretion of the Old Subordinated Note. Amortization of deferred financing fees were $545, $546, $433, $380, $1,109 and $1,420 for the years ended December 31, 2000 and 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively. Amortization of the discounts on long-term debt was $84, $412 and $468 for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, respectively. Accretion of the Holdings Notes was $963, $4,675 and $5,612 for the period from October 17, 2002 through December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. Accretion of the Old Subordinated Note was $1,638, $1,953, and $1,812 for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 through October 16, 2002, respectively.

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

Workers’ Compensation Claims

As part of our ongoing business, we make payments for workers' compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers' compensation and health benefit claims of $14.4 million as of December 31, 2004, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Revenues

Approximately 82%, 80%, and 77% of the Company’s 2002, 2003, and 2004, respective revenues were attributable to on-going maintenance, turnarounds and capital projects of industrial facilities.

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

Revenues from capital projects involving the industrial scaffold market, which represented approximately 26%, 18%, and 6% of our 2002, 2003, and 2004 revenues, respectively, resulted from new plant construction, plant expansions and modifications. Capital projects can and have had material impacts on the Company’s results of operations.

Commercial scaffolding revenues, which represented approximately 18%, 20%, and 23% of 2002, 2003, and 2004 revenues, respectively, are related to the level of nonresidential construction and renovation.

The Company’s business is seasonal. End-use industries such as the refining and utility industries experience increased demand for their products during the summer months. Consequently, turnarounds are generally scheduled during the first and fourth quarters of the year.

Results of Operations

The following discussion of results of operations is presented for the year ended December 31, 2004 compared to the results for the year ended December 31, 2003, and for the year ended December 31, 2003 compared to the pro forma results for the year ended December 31, 2002. Because our operating results in 2002 contained a split reporting period under two different accounting bases, we are providing the unaudited pro forma 2002 results of operations for comparative purposes.

We believe comparing our results of operations for 2003 to the 2002 pro forma information will provide more meaningful comparisons.

Summary of Historical Financial Results
(In thousands)

	Predecessor	Brand Intermediate Holdings, Inc.
	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Income Statement Data:
Revenue:
Labor	$222,312	$62,823	$267,964	$260,825
Equipment rental	59,951	14,886	72,408	66,335
Equipment sales	8,210	1,587	7,365	6,794

Total revenue	290,473	79,296	347,737	333,954
Operating expenses:
Labor	179,579	52,575	222,005	214,485
Equipment rental	20,410	8,260	36,395	28,182
Equipment sales	5,455	1,067	5,005	4,720
Divisional operating expenses	13,036	3,401	15,818	17,026

Total operating expenses	218,480	65,303	279,223	264,413

Gross profit	71,993	13,993	68,514	69,541

Selling and administrative expenses	32,502	10,008	44,125	45,145
Non-cash compensation	2,491	-	-	233
Transaction expenses	5,297	-	-	-

Operating income	31,703	3,985	24,389	24,163

Interest expense	15,525	7,105	32,718	33,673
Interest income	(151)	(159)	(267)	(284)
Accretion of preferred stock Dividends of subsidiary	6,576	-	-	-

Income (loss) before provision (benefit) for income tax	9,753	(2,961)	(8,062)	(9,226)

Provision (benefit) for income tax	1,335	(1,116)	(2,221)	(2,420)

Net income (loss)	$8,418	$(1,845)	$(5,841)	$(6,806)

Other Data:
Net cash provided by (used for):

Operating activities	$36,219	$8,449	$36,601	$26,848
Investing activities	(10,182)	(527,648)	(10,148)	(12,728)
Financing activities	(34,813)	520,132	(8,170)	(22,812)

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., which was a wholly owned subsidiary of Brand Holdings, LLC ("the LLC"). The LLC is controlled by JPMP and its affiliates. The total amount of consideration paid in the merger, including amounts related to the repayment of indebtedness, the redemption of the outstanding preferred stock and the payment of transaction costs incurred by the buyer, was approximately $524.4 million. The following events occurred in connection with the Acquisition:

•	an investment in the LLC made by affiliates of JPMP and other equity investors, including $6.7 million of rollover equity, totaling $220 million;

•	the merger of Brand Acquisition Corp. into DLJ Brand, with DLJ Brand as the surviving corporation; DLJ Brand was renamed Brand Intermediate Holdings, Inc. after the Acquisition;

•
    our borrowing of $130 million in term loans under a new credit facility and the repayment of our old credit facility. The new credit facility includes a $50 million revolving credit facility, and a $20 million letter of credit facility;

•	our repurchase of $130 million aggregate principal amount of our old 10¼% Senior Notes due 2008;

•	our repurchase of $14.5 million aggregate principal amount of our old 7.03% subordinated note;

•	our redemption of the $62.4 million aggregate liquidation preference of our 14.5% Senior Exchangeable Preferred Stock due 2008;

•
    an issuance to JPMP and certain selling stockholders of DLJ Brand by Holdings of $35 million aggregate principal amount of 13% senior subordinated pay-in-kind notes due 2013 and by the LLC of warrants to purchase its common equity interests; and

•	our issuance of the notes.

The following unaudited pro forma consolidated financial information of Brand Intermediate Holdings ("Holdings") and its subsidiaries is based on our historical financial statements contained elsewhere in this report, adjusted to give pro forma effect to the foregoing.

Holdings is a guarantor of the notes and of the senior credit facility and has no material assets or operations other than its ownership of 100% of the capital stock of Brand Services. Holdings is the issuer of the Holdings notes.

The unaudited pro forma consolidated statements of operations for the year ended December 31, 2002 give the effect to the Transactions as if they had occurred on January 1, 2002. The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial statement information does not purport to represent what the results of operations or financial condition of Holdings and its subsidiaries would actually have been had the Transactions in fact occurred on such dates, nor do they purport to project the results of operations or financial condition of Holdings and its subsidiaries for any future period or date. The information set forth below should be read together with the other information contained under the captions "Selected Financial Data" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the historical financial statements of Holdings and its subsidiaries included elsewhere in this report.

The Acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The purchase price was pushed down to Holdings’ financial statements. The assets and liabilities were recorded at their estimated fair values. The purchase price allocations are based on valuations as of the date of acquisition. The allocation of the purchase consideration is based, in part, on preliminary information which is subject to adjustment upon obtaining complete valuation information and is subject to post-closing purchase price adjustments. These uncertainties include finalization of the income tax analysis, transaction expenses and the valuation assigned to property and equipment and intangible assets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2002

(in thousands)

	COMBINED HISTORICAL	PRO FORMA ADJUSTMENTS		PRO FORMA
Revenues	$369,769	$—		$369,769
Operating expenses	283,783	7,027(a	)	290,810
Gross profit	85,986	(7,027)		78,959
Selling and administrative expenses	42,510	(375)(b	)
506 (a)
3,369 (c)				46,010
Non-cash compensation	2,491	—		2,491
Non-recurring transaction expenses	5,297	—		5,297
Operating income	35,688	(10,527)		25,161
Interest expense	22,630	11,072 (d	)	33,702
Interest income	(310)	—		(310)
Accretion of preferred stock dividends of subsidiary	6,576	(6,576)(e	)	—
Income (loss) before income tax provision (benefit)	6,792	(15,023)		(8,231)
Income tax provision (benefit)	219	(3,511(f	))	(3,292)

Net income (loss)	$6,573	$(11,512)		$(4,939)

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

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

Revenue

Total revenue declined to $334.0million for the year ended December 31, 2004 from $347.7 million for the year ended December 31, 2003, which represented a decrease of $13.7 million, or 4.0%. The primary reason for the decrease was a $27.1 million decrease in the utility capital sector, much of which was anticipated, due to large projects in the Northeast and West Coast that were completed in 2003. This decrease was partially offset by increases in the commercial and other industrial sectors.

Gross Profit

Overall gross profit increased by $1.0 million or 1.5% for the year ended December 31, 2004 compared to the year ended December 31, 2003. Labor gross profit increased by $0.4 million despite a $7.1 million decrease in labor revenues. The percentage of labor gross profit to labor revenues increased to 17.8% in 2004 from 17.2% in 2003, primarily due to lower insurance claim costs. Equipment rental gross profit increased $2.1 million despite a $6.1 million decrease in rental revenue. The primary reason for this was an $8.4 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. These increases were partially offset by a decline in equipment sales gross profit of $0.3 million, primarily due to a $0.6 million decrease in equipment sales revenue, and an increase in divisional operating expenses of $1.2 million. Higher truck expense, primarily due to higher fuel and maintenance costs, was the main factor in the divisional operating expense increase.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.0 million to $45.1 million for the year ended December 31, 2004, from $44.1 million for the year ended December 31, 2003. This is primarily the result of increased salaries and travel expenses as well as small increases in a number of miscellaneous accounts, partially offset by lower depreciation expense.

Operating Income

As a result of the factors discussed above, operating income decreased by $0.2 million, or 0.9%, to $24.2 million for the year ended December 31, 2004 from $24.4 million for the year ended December 31, 2003.

Interest Expense

Interest expense increased by $1.0 million to $33.7 million for the year ended December 31, 2004, from $32.7 million for the year ended December 31, 2003. This increase is primarily due to bank fees paid associated with obtaining waivers and amendments to our credit agreement and the compounding effect on interest on the 13% pay-in-kind notes. These increases were partially offset by the impact of lower senior debt levels due to principal prepayments made in December of 2003 and March of 2004.

Income Tax Benefit

For the year ended December 31, 2004, the benefit for incomes taxes was recorded at an effective rate of 26.2% versus an effective tax rate of 27.5% for the year ended December 31, 2003. This rate is lower than the U.S. statutory rate of 34.0% primarily due to Canadian taxes and a portion of the interest expense on the pay-in-kind notes not being deductible for tax purposes.

Net Loss

Net loss increased $0.9 million to $6.8 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002 (Pro Forma)

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

Income Tax Benefit

For the year ended December 31, 2003, the benefit for incomes taxes was recorded at an effective rate of 27.5% versus an estimated effective tax rate of 40% for the pro forma year ended December 31, 2002. The lower benefit rate in 2003 is primarily due to additional Canadian income taxes, as well as not fully booking the benefit of pre-tax losses for state income taxes.

Net Loss

Net loss increased $0.9 million to $5.8 million for the year ended December 31, 2003 from $4.9 million for the pro forma year ended December 31, 2002.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under the Credit Facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2004, the Company had working capital of $42.0 million, including cash and cash equivalents of $14.4 million.

For the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, cash provided by operating activities was $36.2 million, $8.4 million, $36.6 million and $26.8 million, respectively.

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

One of the Company’s major uses of cash is capital expenditures, primarily comprised of equipment expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and growth opportunities. Capital expenditures were $12.8 million, $3.7 million, $11.9 million and $14.1 million, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively.

Our Credit Facility provides for $130.0 million of term loans, a $50.0 million revolving loan facility and $35.0 million of letter of credit facilities. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. The Credit Facility was amended on February 3, 2004. The amendment increased the letter of credit facilities from $20.0 million to $35.0 million and lowered the interest rate margin on the term loans by 0.75%. As of December 31, 2004, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $34.5 million.

The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company obtained a waiver from the lenders under the Credit Facility from compliance with the minimum interest coverage ratio and the maximum leverage ratio covenants for the periods ended June 30 and September 30, 2004; absent such waiver, the Company would have violated the covenants for these periods. The Credit Facility was amended effective November 9, 2004, to reset the minimum interest coverage ratio and maximum leverage ratio covenants through December 31, 2006, and to allow the Company to borrow an additional $25 million in term debt to be used to finance a potential acquisition, if necessary. The Company was in compliance with all loan covenants at December 31, 2004.

The interest rate on the term loans under the Credit Facility is variable. For the years ended December 31, 2004 and 2003, the weighted average interest rate on the term loans was 4.8% and 5.2%, respectively.

Our estimated interest payment obligation for 2005 is $26.2 million, including commitment and letter of credit fees. We are required to make semi-annual interest payments on the Senior Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 1.75% to 3.25%, depending on the ratio of our consolidated debt to EBITDA. As of December 31, 2004, the interest rate on our term loans averaged 5.66%. We are not required to begin making interest payments on the Intermediate Notes until 2008, as these notes are pay-in-kind notes.

Contractual Obligations

The following is a summary of contractual cash obligations as of December 31, 2004 (dollars in thousands):

	Payments due in:
	Total	2005	2006	2007	2008	2009	After 2009

Term Loan Principal	$102,615	$1,047	$1,047	$1,047	$1,047	$98,427	$—
Expected Interest Payments on Term Loan (1)	25,543	5,778	5,719	5,660	5,601	2,785	—
Senior Notes Principal	150,000	—	—	—	—	—	150,000
Expected Interest Payments on Senior Notes	144,000	18,000	18,000	18,000	18,000	18,000	54,000
Intermediate Notes Principal	46,249	—	—	—	—	—	46,249
Expected Interest Payments on Intermediate Notes	71,450	—	—	—	8,675	8,675	54,100
Capital Leases	192	95	92	5	—	—	—
Operating Leases	8,862	2,857	2,417	1,832	1,144	536	76
Notes Payable	585	249	84	84	84	84	—
Total Contractual Cash Obligations	$549,496	$28,026	$27,359	$26,628	$34,551	$128,507	$304,425

(1)
The interest rate on the Term Loan is floating. For purposes of this schedule we are using the December 31, 2004 interest rate of 5.66% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $0.2 million for year ended December 31, 2004, recorded in the caption Non-cash compensation.

Prior to 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the period from October 17, 2002 through December 31 2002 and for the year ended December 31, 2003, no stock-based employee compensation expense was recorded as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant. During the period from January 1, 2002 through October 16, 2002, non-cash compensation expense of $2.5 million was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of grant. Estimated fair values were determined by using the stock price inherent in the Transaction.

New Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on July 1, 2005.

The company plans to adopt Statement 123(R) using the modified-prospective method.

The company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the "modified prospective method" described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Currently, the Company uses the minimal value method of the Black-Scholes model to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. The company does not anticipate that adoption of Statement 123(R) will have a material impact on its results of operations or its financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. At December 31, 2004, the Company held approximately $298.9 million of long-term debt, with approximately $102.6 million subject to variable interest rates based upon LIBOR plus an applicable margin. If interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $1.0 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on cash interest expense. The Company did not have any derivative financial instruments in place at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

See "Index to Financial Statements and Financial Statement Schedules" on Page F-1.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth certain information with respect to directors and executive officers of the Company as of March 10, 2005. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

Name	Age	Position and Offices

John M. Monter	57	Chairman and Director
Paul T. Wood	44	Chief Executive Officer, President and Director
Jeffrey W. Peterson	46	Chief Financial Officer and Vice President, Finance
Raymond L. Edwards	51	Vice President, Operations Support and Secretary
Scott M. Robinson	57	Vice President, Business Development
Guy S. Huelat	43	Vice President, Operations-Central Region
David R. Cichy	54	Vice President, Operations-Northern Region
James "Marty" McGee	49	Vice President, Operations-Southeast Region
Steven R. Loftus	47	Vice President, Operations-Western Region
John W. Breckenridge	43	Director
Christopher C. Behrens	44	Director
Sean E. Epps	36	Director
Gary W. Edwards	63	Director

John M. Monter has served as our Chief Executive Officer, President and one of our directors since 1996. Effective January 1, 2005, Mr. Monter resigned as Chief Executive Officer and President. Mr. Monter has served as our Chairman of the Board since April 2001. Prior to joining our company, he held a variety of corporate and operating assignments at Cooper Industries, Inc., an electrical products and tools and hardware manufacturer, where he began his career in 1977. Mr. Monter was President of the Bussmann Division of Cooper, which manufactures electrical overcurrent fuses, from 1992 to 1996. Mr. Monter has been a director of Belden, Inc. since May 2000. Mr. Monter holds a B.S. from Kent State University and an M.B.A. from the University of Chicago.

Paul T. Wood has served as our Chief Executive Officer and one of our directors since January 1, 2005. Mr. Wood was previously employed by General Electric for the past fifteen years. During that time Mr. Wood served in a series of functional and general management assignments, and most recently was the General Manager of GE’s Installation and Field Services business, a worldwide provider of installation and maintenance services for the utility, refinery and chemical industries. Mr. Wood has over twenty years of general management and industry experience. Mr. Wood holds a B.S. and M.S. from the Ohio State University in Welding & Metallurgical Engineering, graduated from General Electric’s executive management training program and is a certified Six Sigma Black Belt.

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

Scott M. Robinson has served as our Vice President, Business Development, since October 2002. He served as our Vice President, Operations—Southwest Region, from January 1998 to October 2002. Mr. Robinson joined us as Vice President, Marketing in March 1997. Prior to joining us, he held various positions at Cooper Industries, Inc., including Vice President, Sales from 1993 to 1997 and Vice President, Marketing from 1987 to 1993. Mr. Robinson received a B.S. and an MS from Virginia Polytechnic Institute.

David R. Cichy has been our Vice President, Operations—Northern Region since 1996. Beginning in 1978, Mr. Cichy served in various construction management functions with Rust Industrial Services ("RIS") including Vice President, Resource Management from 1993 to 1996. Mr. Cichy attended Chicago Technical College.

James "Marty" McGee has served as our Vice President, Operations—Southeast Region since 1996. From 1993 until 1996, Mr. McGee held various region management positions with RIS and Waste Management Technologies. He has been with us in various management positions since 1981, including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group (29 locations, five different Rust companies), from 1995 to 1996. Mr. McGee attended Louisiana State University.

Steven R. Loftus has been our Vice President, Operations-Western Region, since June 2004. Prior to joining us, Mr. Loftus was Operations Manager from 2001 to 2003 for Chevron-Texaco in Maracaibo, Venezuela and Operations Manager for Texaco from 1999 to 2000 in Angola. Prior to that he held a variety of operations and asset management positions with Texaco in Angola, Indonesia, and the United States. Mr. Loftus holds a B.S. in engineering from Harvey Mudd College and an M.S. in engineering from the University of Southern California.

John W. Breckenridge was named a director of the Company effective February 28, 2005. Mr. Breckenridge is a partner in the New York office of JPMP. He has more than eighteen years of operating experience in the electronics, industrial and service sectors in the United States and Japan. Before joining JPMP in 2001, Mr. Breckenridge spent seven years with Invensys Plc, most recently as Chief Operating Officer of Densei-LambdaKK, a publicly traded Japanese electronics manufacturer controlled by Invensys. Previously, he was General Manager of several other Invensys’ divisions and Vice President of Sales and Marketing at an Invensys subsidiary in Texas. Earlier in his career, he was Vice President and General Manager of a U.S. subsidiary of Strafor-Facom SA and held engineering and technical sales positions at ATT Technology Systems (now Lucent). Mr. Breckenridge has a B.S. in Mechanical Engineering from the University of Vermont.

Christopher C. Behrens is a Partner of JPMP and has been a director of the Company since October 2002. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens is a director of Berry Plastics, Carrizo Oil and Gas, InterLine Brands, and a number of private companies.

Sean E. Epps is a Principal of JPMP and has been a director of the Company since October 2002. Prior to joining JPMP, Mr. Epps was an Associate at Paribas Principal Partners. Mr. Epps also held positions at Donaldson, Lufkin & Jenrette Securities Corp. and The Chase Manhattan Bank. He holds a B.A. from Hamilton College and an M.B.A. from The Wharton School, University of Pennsylvania. He is a director of Chromalox Corporation and Pliant Corporation.

Gary W. Edwards was elected to the Board of Directors in December, 2003. Mr. Edwards is currently a consultant in the energy field. From November 1999 until the time of his retirement in December 2001, he was Senior Executive Vice President, Corporate Strategy & Development, Conoco, Inc., and had been Executive Vice President, Refining, Marketing, Supply & Transportation of Conoco from September 1991 until November 1999. From September 1991 to October 1998, Mr. Edwards was also a Senior Vice President, E.I. duPont de Nemours and Company (Conoco’s parent). Mr. Edwards is a director of Sunoco Partners LLC, a past director of the American Petroleum Institute, and a past director and Vice President of the European Petroleum Industry Association in Brussels.

Audit Committee

The Company’s audit committee is comprised of Sean E. Epps (Chairperson), Christopher C. Behrens and Gary W. Edwards. Gary W. Edwards is "independent" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Company’s board of directors has determined that it does not have an "audit committee financial expert" serving on its audit committee. The board of directors believe that the committee members have the appropriate experience and ability to perform the duties of the audit committee, although no member meets the definition of an "audit committee financial expert" as that term is defined in item 401 (h) (2) of Regulation S-K, as amended, promulgated by the SEC.

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

Executive Compensation

The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2002, 2003 and 2004:

Summary Compensation Table
Name and Principal Position		Salary ($)	Bonus ($)	Other Compensation ($)	Company's matching 401-K contribution ($)
John M. Monter(1),	2004	449,010		16,398	2,050
Chief Executive Officer	2003	436,363	-	15,879	2,000
	2002	420,992	2,480,000	15,689	2,000

Jeffrey W. Peterson, Chief Financial	2004	170,581	-	-	1,646
Officer, Vice President, Finance	2003	165,609	-	-	2,000
	2002	160,014	452,017	-	2,000

Raymond L. Edwards,	2004	179,670	-	-	1,659
Vice President, Operations Support	2003	174,428	-	-	2,000
	2002	169,686	463,623	-	2,000

Scott M. Robinson,	2004	177,174	-	2,851	1,636
Vice President, Business Development	2003	172,432	-	2,851	2,000
	2002	167,731	461,277	-	2,000

Guy S. Huelat,	2004	171,870	-	-	1,587
Vice President Operations -	2003	166,857	-	-	2,000
Southwest Region	2002	161,221	453,465	-	2,000

David R. Cichy,	2004	170,518	-	7,835	1,646
Vice President Operations -	2003	165,963	-	6,300	2,000
Northern Region	2002	160,659	452,791	6,300	2,000

James "Marty" McGee,	2004	171,954	-	-	1,654
Vice President Operations -	2003	166,940	-	-	2,000
Southeast Region	2002	162,074	454,489	-	2,000

The individuals named in the foregoing table are collectively referred to as the Brand Advisory Team.

(1)	Mr. Monter resigned as Chief Executive Officer effective January 1, 2005. Mr. Monter continues to serve as the Company’s Chairman of the Board..

Equity Incentive and Stock Options

In addition to compensation reflected in the foregoing table, the LLC has provided members of the Brand Advisory Team an opportunity to participate in both a time-based equity incentive program and a performance-based equity incentive program. The following table reflects the number of Class C units of the LLC issued to members of the Brand Advisory Team under these equity incentive programs:

	Number of Units
	2002	2003	2004
John M. Monter	810,336	-	-
Jeffrey W. Peterson	92,610	-	-
Raymond L. Edwards	92,610	-	-
Scott M. Robinson	92,610	-	-
Guy S. Huelat	92,610	-	-
David R. Cichy	92,610	-	-
James "Marty" McGee	92,610	-	-
Steven R. Loftus	-	-	92,610

Employment Agreements

Mr. John Monter has entered into an amended and restated employment agreement with us which became effective with the closing of the Transactions pursuant to which he serves as Chairman. The amended and restated employment agreement terminates on December 31, 2007, and provides for an annual salary of not less than $425,000. Mr. Monter is also eligible for a bonus of up to 150% of his base salary. We are obligated to establish a nonqualified deferred compensation plan pursuant to which we shall make an annual contribution during each year of Mr. Monter’s employment term in an amount equal to 25% of Mr. Monter’s base salary. As a part of the amended and restated employment agreement, Mr. Monter has entered into covenants prohibiting him from competing with us, working for any of our competitors or using proprietary information for a 24-month period following the termination of his employment with us. Mr. Monter’s receipt of post-termination severance benefits are conditioned upon his releasing us from certain potential claims and upon his compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

Mr. Paul Wood has entered into an employment agreement with us which became effective January 1, 2005 pursuant to which he will serve as Chief Executive Officer. The employment agreement terminates on December 31, 2007 and provides for an annual salary of not less than $400,000. The employment agreement will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by the Company or Mr. Wood not less 60 days prior to the end of the then-current term. Mr. Woods was given a starting bonus of $50,000 and equity interests in our parent, Brand Holdings, LLC. Mr. Wood is also eligible for a bonus of up to 150% of his base salary. In the event Mr. Wood's employment term is terminated by the Company for cause or terminated by Mr. Wood other than for good reason, he is entitled to his base salary through the date of termination, earned bonus for the prior fiscal year but not yet paid, $50,000, and any unreimbursed business expenses. In the event that Mr. Wood's employment term is terminated by reason of his death or disability or by the Company without cause or by Mr. Wood for good reason, Mr. Wood will be entitled to (i) his base salary through the date of his termination, earned bonus for the prior fiscal year but not yet paid, $50,000, and any unreimbursed business expenses; (ii) continued payment of his base salary through the first anniversary of his termination (the "Severance Period"); (iii) continued coverage under our welfare benefits for up to the end of the Severance Period or such time as Mr. Wood is eligible to receive comparable welfare benefits; and (iv) a pro rated amount of the bonus Mr. Wood would have otherwise received. In the event that Mr. Wood's employment term is terminated by reason of his death or disability or by the Company without cause or by Mr. Wood for good reason, or in connection with a change of control, Mr. Wood will be entitled to sell to the Company his equity interests in the Company. As a part of the employment agreement, Mr. Wood has entered into covenants prohibiting him from competing with the Company, working for any of the Company’s competitors or using proprietary information for a 12-month period following the termination of his employment.

Each of Jeffrey W. Peterson, Raymond L. Edwards, Guy S. Huelat, James McGee, Scott M. Robinson, David R. Cichy and Steven R. Loftus (the "Executives") has entered into an employment agreement with us, each of which became effective October 16, 2004, for terms effective through October 16, 2007. The employment agreements will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by us not less than 30 days nor more than 60 days prior to the end of the then-current term. We are obligated to establish a nonqualified deferred compensation plan for certain of the Executives pursuant to which we shall make an annual contribution during each year of such Executive’s employment term in an amount equal to 15% of such Executive’s base salary. The employment agreements provide that if within 24 months following a change of control an Executive’s position is eliminated, their salary or bonus reduced or their employment is terminated, the Executive will be entitled to terminate his employment and receive his base salary and other benefits for a period of 24 months following such termination. As a part of each employment agreement, each Executive has entered into covenants prohibiting such Executive from competing with us, working for any of our competitors or using proprietary information for a 12-month period following his departure from us. Each Executive’s receipt of post-termination severance benefits is conditioned upon such Executive releasing us from certain potential claims and upon such Executive’s compliance with confidentiality and non-competition provisions included in the amended and restated employment agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

All of the issued and outstanding common stock of Brand Services, Inc. is owned by Brand Intermediate Holdings, Inc. and all of the issued and outstanding common stock of Brand Intermediate Holdings, Inc. is owned by the LLC. The following table sets forth certain information with respect to the beneficial ownership of the voting equity interests of the LLC as of March 1, 2005, by (i) each person or group known to the Company who beneficially owns more than five percent of the common stock of the LLC and (ii) all directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Number of Voting Equity Interests	Percentage of Class
J.P. Morgan Partners (BHCA), L.P. 1221 Avenue of the Americas, 39th Floor New York, NY 10020 (1)	13,466,227	73.0%
Teachers Insurance and Annuity Association of America 730 Third Avenue New York, NY 10019	1,210,164	6.7
John M. Monter (2)	411,482	2.3
Paul T. Wood	303,488	1.6
Jeffrey W. Peterson (2)	60,790	0.3
Raymond L. Edwards (2)	77,500	0.4
Scott M. Robinson (2)	36,750	0.2
Guy S. Huelat (2)	54,602	0.3
David R. Cichy (2)	57,618	0.3
James "Marty" McGee (2)	60,825	0.3
Steven R. Loftus (2)	11,250	0.1
John W. Breckenridge (2)(3)	13,466,227	73.0
Christopher C. Behrens (2)(3)	13,466,227	73.0
Sean E. Epps (2)(3)	13,466,227	73.0

All directors and officers as a group (3)	14,540,532	78.8

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
(3)
Includes 13,466,277 shares held by BHCA and its affiliates. Messrs. Breckenridge, Behrens and Epps are partners and/or principals of J.P. Morgan Partners, LLC, an affiliate of BHCA and therefore may be considered to share the beneficial ownership of the shares held by BHCA and its affiliates. Messrs. Breckenridge, Behrens and Epps disclaim beneficial ownership of these shares.

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

J.P. Morgan Securities Inc. was one of the initial purchasers in our October 2002 offering of the Senior Notes due 2012 and was also a dealer manager for the debt tender offer and consent solicitation relating to our Old Senior Notes and received fees of approximately $1.9 million for acting in such capacities. J.P. Morgan Securities also received a commitment fee of approximately $0.8 million for providing a bridge loan commitment. During the year ended December 31, 2004, J.P. Morgan Securities received fees of approximately $0.4 million for services provided in connection with credit agreement amendments.

Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P., who collectively own 63.9% of the equity interests (73.0% of the voting equity interests) in our parent company, Brand Holdings, LLC. John W. Breckenridge and Christopher C. Behrens, who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million.

Item 14. Principal Accounting Fees and Services

The information contained in Item 14 is not presented in thousands of dollars.

The following fees were paid to Ernst & Young LLP for services rendered during the years ended December 31, 2003 and 2004:

AUDIT FEES: $163,454 and $184,493 for 2003 and 2004, respectively, for services rendered for the audits of our financial statements, SEC registration statement filings and reviews of the financial statements included in our Forms 10-Q.

AUDIT-RELATED FEES: $13,200 and $12,480 for 2003 and 2004, respectively, for services rendered for assurance and related services reasonably related to the performance of the audits of our financial statements not reported under the caption "Audit Fees" above.

TAX FEES: $0 and $176,844 for 2003 and 2004, respectively.

ALL OTHER FEES: None

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

See Index on Page E-1 of this report.

Reports filed with Form 8-K

Current Report on Form 8-K filed on January 6, 2005

Current Report on Form 8-K filed on March 3, 2005.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors	F-2
Consolidated Statements of Operations for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004
F-3
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-4

Consolidated Statements of Cash Flows for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004
F-6

   Consolidated Statements of Stockholder’s Equity (Deficit) for the periods from January
   1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004

F-8
Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Brand Intermediate Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Brand Intermediate Holdings, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004. We have also audited the consolidated statements of operations, stockholder’s equity (deficit), and cash flows of DLJ Brand Holdings, Inc. and subsidiaries (Predecessor company) for the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brand Intermediate Holdings, Inc. and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the period from October 17, 2002 through December 31, 2002 and for years ended December 31, 2003 and 2004, and the consolidated results of operations and cash flows of DLJ Brand Holdings, Inc. (Predecessor company) for the period from January 1, 2002 through October 16, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for stock-based compensation.

ERNST & YOUNG LLP

St. Louis, Missouri
February 25, 2005

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor	Brand Intermediate Holdings, Inc.
	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004

Revenue:
Labor	$222,312	$62,823	$267,964	$260,825
Equipment rental	59,951	14,886	72,408	66,335
Equipment sales	8,210	1,587	7,365	6,794

Total revenue	290,473	79,296	347,737	333,954

Operating expenses:
Labor	179,579	52,575	222,005	214,485
Equipment rental	20,410	8,260	36,395	28,182
Equipment sales	5,455	1,067	5,005	4,720
Divisional operating expenses	13,036	3,401	15,818	17,026

Total operating expenses	218,480	65,303	279,223	264,413

Gross profit	71,993	13,993	68,514	69,541

Selling and administrative expenses	32,502	10,008	44,125	45,145
Non-cash compensation	2,491	-	-	233
Transaction expenses	5,297	-	-	-

Operating income	31,703	3,985	24,389	24,163

Interest expense	15,525	7,105	32,718	33,673
Interest income	(151)	(159)	(267)	(284)
Accretion of preferred stock dividends of subsidiary	6,576	-	-	-

Income (loss) before provision (benefit) for income tax	9,753	(2,961)	(8,062)	(9,226)

Provision (benefit) for income tax	1,335	(1,116)	(2,221)	(2,420)

Net income (loss)	$8,418	$(1,845)	$(5,841)	(6,806)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,100	$14,408
Trade accounts receivable, net of allowance for doubtful accounts of $1,365 in 2003 and $1,605 in 2004	54,005	56,639
Accrued revenue	3,137	2,115
Notes receivable	621	176
Other current assets	9,421	8,847

Total current assets	90,284	82,185

PROPERTY AND EQUIPMENT:
Land	1,237	1,283
Buildings and leasehold improvements	3,354	3,518
Vehicles and other equipment	25,736	29,090
Scaffolding equipment	188,489	195,356

Total property and equipment, at cost	218,816	229,247

Less- Accumulated depreciation and amortization	39,857	59,554

Total property and equipment, net	178,959	169,693

GOODWILL	248,347	247,325

CUSTOMER RELATIONSHIPS, NET	48,286	43,794

OTHER ASSETS AND INTANGIBLES, NET	24,783	24,578

Total assets	$590,659	$567,575

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands except share amounts)

	December 31, 2003	December 31, 2004

CURRENT LIABILITIES:

Current maturities of long-term debt	$1,250	$1,047
Current maturities of notes payable and capital lease obligations	660	350
Accounts payable and accrued expenses	33,302	37,264
Deferred revenue	1,448	1,514

Total current liabilities	36,660	40,175

LONG-TERM DEBT, LESS CURRENT MATURITIES	305,282	290,467

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES	165	427

DEFERRED INCOME TAXES	29,173	22,546

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding, as of December 31, 2003 and 2004	-	-
Paid-in capital	224,212	224,445
Cumulative foreign currency translation adjustment	2,853	4,007
Accumulated deficit	(7,686)	(14,492)

Total stockholder’s equity	219,379	213,960

Total liabilities and stockholder’s equity	$590,659	$567,575

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor	Brand Intermediate Holdings, Inc.
	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$8,418	$(1,845)	$(5,841)	$(6,806)
Adjustments to reconcile net income (loss) to net Cash provided by operating activities:
Deferred income tax benefit	(1,015)	(662)	(3,282)	(5,672)
Depreciation and amortization	18,303	9,130	38,503	28,935
Non-cash compensation	2,491	-	-	233
Non-cash interest expense	2,245	1,428	6,197	7,499
Gain on sale of scaffolding equipment	(1,176)	(250)	(828)	(1,110)
Contribution for completion bonuses	5,000	-	-	-
Tax benefit from exercise of stock options	1,444	-	-	-
Preferred stock dividends of subsidiary	6,576	-	-	-
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,166)	(4,122)	4,458	(2,486)
Accrued revenue	(6,279)	5,030	242	1,022
Notes receivable	(165)	(187)	(2)	463
Other current assets	1,186	(5,656)	3,020	574
Accounts payable and accrued expenses	806	3,721	(5,262)	3,962
Deferred revenue	41	87	(20)	66
Other	(490)	1,775	(584)	168

Net cash provided by operating activities	36,219	8,449	36,601	26,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,821)	(3,708)	(11,921)	(14,092)
Proceeds from sales of property and equipment	2,639	460	1,773	2,384
Payments for acquisitions	-	(524,400)	-	(1,020)

Net cash used for investing activities	(10,182)	(527,648)	(10,148)	(12,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	310,097	-	-
Payment of deferred financing fees	-	(12,659)	-	(986)
Payments of long-term debt	(33,475)	-	(6,287)	(21,098)
Exercise of stock options	67	-	-	-
Payments on capital lease obligations	(1,405)	(804)	(1,883)	(728)
Capital contribution from LLC	-	223,498	-	-

Net cash provided by (used for) financing activities	$(34,813)	$520,132	$(8,170)	$(22,812)

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Predecessor	Brand Intermediate Holdings, Inc.
	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(8,776)	$933	$18,283	$(8,692)

CASH AND CASH EQUIVALENTS, beginning of period	12,660	3,884	4,817	23,100

CASH AND CASH EQUIVALENTS, end of period	$3,884	$4,817	$23,100	$14,408

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$18,497	$2,558	$26,745	$26,074
Income taxes paid	786	61	1,453	2,433

NON-CASH TRANSACTIONS:
Notes payable, issued in connection with acquisitions	-	-	-	421
Capital lease obligations	-	-	-	259

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

DLJ Brand Holdings, Inc. (Predecessor)	Common Stock	Additional Paid In Capital	Receivables From Sale of Predecessor’s Common Stock	Predecessor Basis Adjustment	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)

Balance, December 31, 2001	$146	$15,260	$(1,477)	$(13,038)	$(1,768)	$(35,980)	$(36,857)
Comprehensive income:
Net income	-	-	-	-	-	8,418	8,418	$8,418
Translation adjustment	-	-	-	-	(176)	-	(176)	(176)
Comprehensive income								$8,242
Exercise of Stock Options	-	67	-	-	-	-	67
Non-cash compensation expense	-	2,491	-	-	-	-	2,491
Equity contribution for completion bonuses	-	5,000	-	-	-	-	5,000
Tax benefit related to exercises of stock options	-	1,444	-	-	-	-	1,444
Balance, October 16, 2002	$146	$24,262	$(1,477)	$(13,038)	$(1,944)	$(27,562)	$(19,613)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

Brand Intermediate Holdings, Inc.	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total		Comprehensive Income (Loss)

Capital contribution from LLC	$-	$223,498	$-	$-	$223,498	$
Comprehensive income (loss):
Net loss	-	-	-	(1,845)	(1,845)		(1,845)
Translation adjustment	-	-	140	-	140		140

Comprehensive loss							$(1,705)

Balance, December 31, 2002	$-	$223,498	$140	$(1,845)	$221,793

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

Brand Intermediate Holdings, Inc.	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total		Comprehensive Income (Loss)

Balance, December 31, 2002	$-	$223,498	$140	$(1,845)	$221,793	$
Comprehensive income (loss):
Net loss	-	-	-	(5,841)	(5,841)		(5,841)
Translation adjustment	-	-	2,713	-	2,713		2,713

Comprehensive loss							$(3,128)
Accrued bonuses exchanged for LLC equity; subsequently contributed to additional paid in capital		714			714
Balance, December 31, 2003	$-	$224,212	$2,853	$(7,686)	$219,379

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) (Continued)
(In thousands except share amounts)

Brand Intermediate Holdings, Inc.	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total		Comprehensive Income (Loss)

Balance, December 31, 2003	$-	$224,212	$2,853	$(7,686)	$219,379	$
Comprehensive income (loss):
Net loss	-	-	-	(6,806)	(6,806)		(6,806)
Translation adjustment	-	-	1,154	-	1,154		1,154

Comprehensive loss							$(5,652)
Non-cash compensation		233			233
Balance, December 31, 2003	$-	$224,445	$4,007	$(14,492)	$213,960

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share data)

1.	ORGANIZATION AND BUSINESS

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of March 1, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP"), and 27.0% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

The information for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, may not be directly comparable to the information provided related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations."

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

The Company’s services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe that a material concentration of credit risk exists, except that one customer accounted for $35.6 million (11%) and $37.6 million (11%), of our revenue for the years ended December 31, 2004 and 2003, respectively, another customer accounted for $34.6 million (10%) and $37.3 million (11%) of our revenue for the years ended December 31, 2004 and 2003, respectively, and another customer accounted for $40.3 million (11%) of our revenues for the combined twelve months ended December 31, 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, depreciation expense was $17,906, $7,964, $33,838 and $24,384, respectively.

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

Deferred Financing Costs

In connection with borrowings under the old Credit Facility ("Old Credit Facility") and the February 1998 issuance of 10-1/4% Senior Notes, ("Old Senior Notes") the Company incurred financing fees and expenses that were deferred and were being amortized generally over 10 years. For the period from January 1, 2002 through October 16, 2002, amortization expense related to deferred financing costs was $433.

In connection with the issuance of the new Credit Facility ("Credit Facility"), the $150.0 million, 12% Senior Subordinated Notes ("Senior Notes"), and the $35.0 million, 13%, pay-in-kind notes ("Intermediate Notes"), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the period from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, amortization expense relating to these deferred financing costs was $380, $1,109 and $1,419, respectively.

Deferred Revenue

Deferred revenue represents amounts collected from customers at a faster rate than the work was performed on these contracts. Substantially all of the costs related to these amounts will be incurred within one year.

Stock Based Employee Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $0.2 million for year ended December 31, 2004, recorded in the caption Non-cash compensation.

Prior to 2004, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the period from October 17, 2002 through December 31 2002 and for the year ended December 31, 2003, no stock-based employee compensation expense was recorded. During the period from January 1, 2002 through October 16, 2002, non-cash compensation expense of $2.5 million was recorded in the consolidated statement of operations since the exercise prices of certain stock compensation awards were less than the estimated fair values of the underlying stock on the date of grant. Estimated fair values were determined by using the stock price inherent in the Transaction. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Predecessor
	For the period from January 1, 2002 through October 16, 2002	For the period from October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Net income (loss) as reported	$8,418	$(1,845)	$(5,841)	$(6,806)
Add: stock based compensation expense included in reported net income (loss)	2,491	-	-	233
Less: stock based employee Compensation under the Requirements of SFAS 123	(2,491)	(97)	(802)	(233)
Pro forma net income (loss)	$8,418	$(1,942)	$(6,643)	$(6,806)

The per unit weighted average fair value of awards granted was $1.76 in both the period from October 17, 2002 through December 31, 2002 and the year ended December 31, 2003 and $1.48 for the year ended December 31, 2004. The fair value of each award was estimated on the date of grant using the minimal value method of the Black-Scholes pricing model and the following assumptions:

	For the period from October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Average risk-free interest rate	3.94%	3.96%	4.72%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.00	0.00	0.00
Expected Life (years)	5	5	5

No awards have been exercised or expired since inception. Expense for time-based awards is being recorded over a graded vesting schedule, while expense for performance based awards is being recorded over a straight-line vesting schedule. Based on the awards outstanding at December 31, 2004, estimated non-cash compensation expense for the next five years is as follows:

2005	$131
2006	95
2007	90
2008	75
2009	75

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

3. NOTES RECEIVABLE

Notes receivable primarily result from scaffolding sales. As of December 31, 2003 and 2004, $682 and $218, respectively, of such notes were outstanding with interest rates ranging from 6.5% to 9.0%.

4.	GOODWILL

Goodwill represents the amount paid in connection with the Transaction and the 2004 acquisition (see Note 19) in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2004, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgements about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

Balance, December 31, 2002	$247,891
Goodwill Acquired	456
Balance, December 31, 2003	248,347
Goodwill Acquired	179
Reclassifications	(1,201)
Balance, December 31, 2004	$247,325

Reclassifications represent opening balance adjustments between goodwill and deferred taxes.

5.	OTHER ASSETS AND INTANGIBLES

Other assets and intangibles consists of the following at December 31:

	2003	2004

Customer relationships	$48,286	$43,794
Trade names	13,514	13,514
Deferred financing costs, net of Accumulated amortization of $1,489 in 2003 and $2,909 in 2004	11,170	10,736
Non-compete agreement	39	286
Notes receivable	60	42
	$73,069	$68,372

The customer relationships and trade names were recorded at their fair values as a result of the Transaction. The fair value assigned to customer relationships of $53,900 was based on the future discounted cash flows that are expected to result from the customer relationships existing at October 16, 2002. The customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, was $1,123, $4,492 and $4,492,

respectively. The trade names will not be amortized as this intangible asset has an indefinite life. Amortization expense related to the non-compete agreements was $198, $43, $174 and $60 for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively.

The following summarizes the balances of intangibles as of December 31, 2003 and 2004:

	December 31, 2003			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer relationships	$ 53,900	$(5,614)	$48,286	$ 53,900	$(10,106)	$43,794
Non-compete agreement	256	(217)	39	563	(277)	286
Unamortized intangible assets:
Trade names	13,514	-	13,514	13,514	-	13,514

Aggregate amortization expense for the period from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004 was $1,166, $4,665 and $4,552, respectively. Estimated amortization expense for the next five years is as follows:

2005	$4,568
2006	4,553
2007	4,553
2008	4,553
2009	4,517

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

As of December 31, 2003 and 2004, the Company’s accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off once collection efforts are exhausted.

Activity in the allowance for doubtful accounts consists of the following:
	Predecessor
	For the period from January 1, 2002 through October 16, 2002	For the period from October 17, 2002 through December 31, 2002	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004

Balance at beginning of period	$1,150	$1,222	$1,326	$1,365
Additions charged to operating expenses	790	535	1,560	1,469
Net write-offs	(718)	(431)	(1,521)	(1,229)
Balance at end of period	$1,222	$1,326	$1,365	$1,605

7. INCOME TAXES

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

For the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, the provision (benefit) for income taxes consisted of the following:
	Predecessor
	For the period from January 1, 2002 through October 16, 2002	For the period from October 17, 2002 through December 31, 2002	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004
Current:
Current state tax	$-	$-	$850	$616
Current foreign tax (benefit)	906	(454)	211	2,636
Total Current	906	(454)	1,061	3,252
Deferred:
Deferred domestic tax (benefit)	878	(238)	(2,613)	(5,987)
Deferred foreign tax (benefit)	(449)	(424)	(669)	315
Total Deferred	429	(662)	(3,282)	(5,672)
Provision (benefit) for income taxes	$1,335	$(1,116)	$(2,221)	$(2,420)

The reconciliation of the statutory federal income tax expense (benefit) on the Company’s pretax income (loss) to the actual provision (benefit) for income taxes follows:
	Predecessor
	For the period from January 1, 2002 through October 16, 2002	For the period from October 17, 2002 through December 31, 2002	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004

Statutory federal income taxes	$3,414	$(1,037)	$(2,741)	$(3,137)
State and local taxes, net of federal	459	(42)	561	406
Foreign tax rate differential	92	(162)	(314)	(199)
Non-deductible preferred stock dividends of subsidiary	2,630	-	-	-
Interest expense disallowance	1,274	-	-	491
Valuation allowance	(7,602)	-	-	-
Other	1,068	125	273	19
Provision (benefit) for income Taxes	$1,335	$(1,116)	$(2,221)	$(2,420)

The components of the net deferred income tax liability as of December 31, 2003 and 2004 are as follows:

	2003	2004
Deferred tax assets:
Accrued liabilities	$3,045	$10,996
Net operating loss carryforward	43,413	38,998
Other	201	0
Deferred tax assets	46,659	49,994

Deferred tax liabilities:
Property and equipment	(53,051)	(48,490)
Intangibles	(22,781)	(23,804)
Other	0	(246)
Deferred tax liabilities	(75,832)	(72,540)

Deferred income tax liability, net	$(29,173)	$(22,546)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. During the period from January 1, 2002 through October 16, 2002, the Company reduced the valuation allowance on deferred tax assets by $7.6 million to $0, because the Company determined that it was more likely than not that all deferred tax assets would be realized based upon current operating results and anticipated operating results for future periods. At December 31, 2004, the Company had net operating loss carryforwards, for federal income tax purposes, of $107 million which expire in various years between 2012 and 2023. A majority of the net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The major components of accounts payable and accrued expenses as of December 31, 2003 and 2004, are as follows:

	2003	2004

Accounts payable	$5,195	$6,728
Payroll and related accruals	7,577	7,859
Workers’ compensation and health benefit liabilities	14,366	14,402
Accrued interest	3,858	3,957
Other	2,306	4,318
	$33,302	$37,264

9. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations as of December 31, 2003 and 2004, are as follows:
	2003	2004

Notes payable	$825	$585
Capital lease obligations	-	192
	825	777

Less- Current portion	660	350

	$165	$427

Notes payable at December 31, 2004 consist of two promissory notes with interest rates ranging from 5.0% to 6.0%. Future principal payments total $247, for 2005 and $84 for each of 2006 through 2009. During 2004, the Company leased certain vehicles under capital leases. The net book value of the vehicles under capital lease was $224 as of December 31, 2004.

10. LONG-TERM DEBT

At December 31, 2003 and 2004, long-term debt consisted of the following:

	2003	2004
Credit Facility, due 2009	$123,713	$102,615
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	40,638	46,249
	$314,351	$298,864

Less -
Current portion	1,250	1,047
Unamortized discount	7,819	7,350
	$305,282	$290,467

In connection with the Transaction, Brand issued $150.0 million of 12%, Senior Subordinated Notes (the "Senior Notes") due in 2012, with interest payable semi-annually. The Senior Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the "Credit Facility"). Amortization expense related to the discount on the Senior Notes for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004 was $50, $241 and $271, respectively. The Credit Facility provides for $130.0 million in term loans, a $50.0 million revolving credit facility and $35.0 million letter of credit facilities. As of December 31, 2004, scheduled principal payments of $262, plus accrued interest, are due quarterly on the term loans. Up to $20 million of the $50 million revolving credit facility may be used for letters of credit. As of December 31, 2004, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $34.5 million. Brand also issued $35.0 million of 13%, pay-in-kind notes (the "Intermediate Notes") that are subordinated to the Credit Facility and rank equally with the Senior Notes. The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, was $35, $171 and $197, respectively. The Intermediate Notes are "pay-in-kind" notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, was $962, $4,675 and $5,611, respectively.

Interest rates under the Credit Facility are based upon the LIBOR rate (for LIBOR loans under the term borrowing) or the base rate (for base rate loans under the term borrowing) plus a margin of 1.75% to 3.25%. As of December 31, 2004, our term borrowings were LIBOR loans at rates ranging from 5.64% to 5.67%. The average interest rate under term loans for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004 was 5.6%, 5.2% and 4.8%, respectively. Interest expense on the term loans and the Senior Notes for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003 and 2004, was $5,357, $24,845 and $23,261, respectively. In connection with the Credit Facility, the Company incurred administrative fees and commitment fees of 0.5% on the unused portion of the revolving credit facility. The fees are included in interest expense and totaled $52, $276 and $344 for the period from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, respectively. Interest on the revolver is typically due at the end of each LIBOR contract which can range from one to twelve months. As of December 31, 2004, $50.0 million was available under the revolver at interest rates of base rate or LIBOR rate plus applicable margins.

Maturities of long-term debt as of December 31, 2004, are as follows:

Year

2005	$1,047
2006	1,047
2007	1,047
2008	1,047
2009	98,427
Thereafter	196,249
$298,864

Substantially all of the assets of the Company are pledged as collateral for the Credit Facility. In addition, the Company is required under the Credit Facility to comply with various covenants. These covenants include, among other restrictions, that the Company maintain certain financial ratios, and impose limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company obtained a waiver from the lenders under the Credit Facility from compliance with the minimum interest coverage ratio and the maximum leverage ratio covenants for the periods ended June 30 and September 30, 2004; absent such waiver, the Company would have violated the covenants for these periods. The Credit Facility was amended effective November 9, 2004, to reset the minimum interest coverage ratio and maximum leverage ratio covenants through December 31, 2006, and to allow the Company to borrow an additional $25 million in term debt to be used to finance a potential acquisition, if necessary. The Company was in compliance with all loan covenants at December 31, 2004.

As a result of the Transaction, the loans outstanding under the old $190.0 million Credit Agreement (the "Old Credit Agreement"), the old 10 ¼%, $130.0 million Senior Notes (the "Old Senior Notes"), and the old $14.5 million Subordinated Note (the "Old Subordinated Note") were all repaid in full. The average interest rate under the Old Credit Agreement and the Old Senior Note was 9.21%, for the period from January 1, 2002 through October 16, 2002. Interest expense under the Old Credit Agreement and the Old Senior Notes for the period from January 1, 2002 through October 16, 2002 was $12,433. Under the Old Credit Agreement, the Company incurred administrative and commitment fees, included in interest expense, of $158 for the period from January 1, 2002 through October 16, 2002.

11. LEASE OBLIGATIONS

The Company leases a portion of its operating and office facilities under operating leases. For the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, rent expense was $2,368, $791, $3,066 and $3,173, respectively.

The future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

Year

2005	$2,857
2006	2,417
2007	1,832
2008	1,144
2009	536
Thereafter	76

Total minimum lease payments	$ 8,862

12. COMMITMENTS AND CONTINGENCIES

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

13. SENIOR EXCHANGEABLE PREFERRED STOCK OF SUBSIDIARY

Prior to the Transaction, the Company had authorized 1,250,000 shares and at December 31, 2001, had issued and outstanding 1,042,460 of Senior Exchangeable Preferred Stock (the "Old Senior Preferred Stock"). The liquidation value of each share of Old Senior Preferred Stock was $25.00 at issuance. Dividends were calculated quarterly on the liquidation value of such shares (including accreted dividends) at 14.5% annually. For the period from January 1, 2002 through October 16, 2002, dividends of $6,576 were accreted. All of the Old Senior Preferred Stock was redeemed and paid in full in connection with the Transaction.

14. STOCKHOLDER’S EQUITY

Subsequent to the Transaction, the LLC adopted a Management Equity Incentive Program (the "Management Equity Incentive Program"). Under this program, employees of Brand are eligible to participate in both a time-based equity incentive program and a performance-based equity incentive program to acquire Class C units of the LLC. Under the time-based equity incentive program, for so long as a member of management remains employed by Brand, and subject to an accelerated vesting in the event of certain liquidity events, the time-based incentive units issued to each employee vest over a five-year period. Under the performance-based equity incentive program, the number of outstanding performance-based units that will vest upon termination or the occurrence of a liquidity event will be determined by comparing the net equity valuation of Brand to certain net equity valuation targets agreed to between management and the LLC. In the event that no liquidity event occurs prior to December 31, 2009, the number of the outstanding performance-based units that vest on that date will be determined by the fair market value of the LLC on that date. As of December 31, 2002, 195,142 and 1,170,854 time-based and performance-based Class C units were outstanding, respectively. As of December 31, 2003, 289,642 and 1,749,634 time-based and performance-based Class C units were outstanding, respectively. As of December 31, 2004, 293,857 and 1,777,249 time-based and performance-based Class C units were outstanding, respectively.

Beginning in April 2003, certain members of the Company’s management team were offered the opportunity to purchase Class B units of the LLC and receive Class C units of the LLC. The Class B units could be purchased for cash, through a leveraged co-investment loan, or through receipt of a bonus award earned and accrued by Brand as of December 31, 2002. The Class C units were awarded to management team members based on the decisions of the board of directors. In 2003 management team members obtained leveraged co-investment loans in the amount of $2.9 million for 287,145 Class B units. In 2004 management team members obtained leveraged co-investment loans in the amount of $38 for 3,750 Class B units. Additionally, 6,750 Class B units were redeemed via loan forgiveness due to employee terminations. These co-investment loans are limited recourse loans, bear interest at the rate of 3.27%, and mature on April 15, 2011. For financial reporting purposes, these management loans are recorded in the LLC financial statements; however, the related stock compensation expense is recorded on the Company’s books and records, as applicable. During 2003, management team members obtained 71,383 Class B units through the receipt of bonus awards resulting in additional capital contributions of $714 to the LLC, and subsequently by the LLC to the Company. Management team members were awarded 673,280 and 107,110 class C units during 2003 and 2004, respectively In the year ended December 31, 2004, 75,280 Class C units were forfeited due to employee terminations.

See footnote 2 for the discussion of the Company’s stock based employee compensation.

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

16. RELATED-PARTY TRANSACTIONS

Prior to the Transaction, certain shareholders of DLJ Brand received a quarterly Management Advisory Fee in return for management, advisory and other services rendered. For the period from January 1, 2002 through October 16, 2002, such fees totaled $375.

In connection with the consummation of the Transaction, JPMP received a financial advisory fee of $5.0 million. Also, JPMP holds 221,484 warrants to purchase certain voting equity interests of the LLC.

17. EMPLOYEE BENEFIT PLAN

The Company sponsors the Brandshare 401(k) Savings Plan and Profit Sharing Plan ("401(k) Plan"). Substantially all employees are eligible to participate in the Plan, after one year of service. Participants may elect to defer 1% to 25% of their salary, up to the Internal Revenue Service limitation. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003 and 2004, the Company expensed $402, $119, $555 and $547, respectively, for contributions to the 401(k) Plan.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

12% Senior Subordinated Notes - The fair value of the Senior Notes is based upon market rates obtained from dealers.

13% Intermediate Notes - The carrying value of the Intermediate Notes approximates fair value.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2004, are as follows:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes receivable	$681	$681	$218	$218
Term loans	123,713	123,713	102,615	102,615
Notes payable and capital lease obligations	825	825	777	777
12% Senior Subordinated Notes (a)	150,000	172,500	150,000	168,000
13% Intermediate Notes (a)	40,638	40,638	46,249	46,249
(a) Excludes discount.

19. ACQUISITIONS

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

20. NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on July 1, 2005.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the "modified prospective method" described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Currently, the Company uses the minimal value method of the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. The Company does not anticipate that adoption of Statement 123(R) will have a material impact on its results of operations or its financial position.

21. SUBSEQUENT EVENTS

On January 1, 2005, the Company entered into an employment agreement with its new Chief Executive Officer that provides for an equity investment plan. The details of the plan are outlined below:

a.	The CEO is being offered the opportunity to purchase 9,219 Class A units for $125,000 and be issued 1,938 Class B units in connection with such purchase of Class A units.

b.	The CEO is being granted 7,375 Class A units, and being issued 1,550 class B units in connection with such grant of Class A units.
c.	The CEO is being granted 150,000 fully vested Class B units.
d.
The CEO is being offered the opportunity to purchase 150,000 unvested Class B units for $108,000 to be funded in full with a 40% recourse loan. The unvested Class B units will vest only upon a "distribution event" as defined in the LLC agreement.

e.	The CEO is being granted 75,000 time-based Class C units and 450,000 performance based Class C-1 units.

The impact these awards on non-cash compensation expense in future periods has not yet been determined.

22. SUPPLEMENTAL CONSOLIDATING INFORMATION

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

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2004

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$13,336	$—	$1,525	$—	$(453)	$14,408
Trade accounts receivable	—	52,626	4,013	—	—	56,639
Accrued revenue	—	1,967	148	—	—	2,115
Notes receivable, current portion	15	161	—	—	—	176
Other current assets	2,865	5,614	368	—	—	8,847
Due from affiliates	31,648	1,649	-	—	(33,297)	—
Total current assets	47,864	62,017	6,054	—	(33,750)	82,185
Property and Equipment:
Land	—	866	417	—	—	1,283
Buildings and leasehold improvements	13	3,080	425	—	—	3,518
Vehicles and other equipment	6,726	17,866	4,498	—	—	29,090
Scaffolding equipment	179,859	—	15,497	—	—	195,356
Total property and equipment, at cost	186,598	21,812	20,837	—	—	229,247
Less accumulated depreciation and amortization	41,650	11,292	6,612	—	—	59,554
Total property and equipment, net	144,948	10,520	14,225	—	—	169,693
Due from affiliates	9,750	—	—	46,752	(56,502)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	—	—	—	206,481	(206,481)	—
Goodwill	247,325	—	—	—	—	247,325
Customer Relationships	43,794	—	—	—	—	43,794
Intangibles and other assets	23,671	—	—	907	—	24,578
Total assets	$517,352	$72,537	$20,279	$256,515	$(299,108)	$567,575

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2004 (continued)
Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	1,047	—	—	—	—	1,047
Notes payable and capital lease obligations, current portion	265	85	—	—	—	350
Accounts payable and accrued expenses	27,532	6,397	3,788	—	(453)	37,264
Deferred revenue	—	1,514	—	—	—	1,514
Due to affiliates	1,649	25,109	6,539	—	(33,297)	—
Total current liabilities	30,493	33,105	10,327	—	(33,750)	40,175
Long-term debt	247,912	—	—	42,555	—	290,467
Notes payable and capital lease obligations	336	91	—	—	—	427
Deferred income taxes	21,882	4	3,035	—	(2,375)	22,546
Due to affiliates	46,752	—	9,750	—	(56,502)	—
Total stockholder’s equity (deficit)	169,977	39,337	(2,833)	213,960	(206,481)	213,960
Total liabilities and stockholder’s equity (deficit)	$517,352	$72,537	$20,279	$256,515	$(299,108)	$567,575

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Period from January 1, 2002 through October 16, 2002

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	DLJ Brand Holdings, Inc.	Adjustments and Eliminations	DLJ Brand Holdings, Inc. Consolidated
Revenue:
Labor	$453	$212,715	$9,597	-	$(453)	$222,312
Equipment rental	-	56,741	3,210	-	-	59,951
Equipment sales	-	10,131	175	-	(2,096)	8,210
Intercompany revenue	14,728	33	-	-	(14,761)	-
Total revenues	15,181	279,620	12,982	-	(17,310)	290,473
Operating expenses:
Labor	-	171,624	8,408	-	(453)	179,579
Equipment rental	14,972	3,167	2,271	-	-	20,410
Equipment sales	-	8,071	131	-	(2,747)	5,455
Divisional operating expenses	30	12,671	335	-	-	13,036
Intercompany operating expenses	-	14,728	33	-	(14,761)	-
Total operating expenses	15,002	210,261	11,178	-	(17,961)	218,480
Gross profit	179	69,359	1,804	-	651	71,993
Selling and administrative expenses	11,284	20,441	777	-	-	32,502
Non-cash compensation	2,479	-	-	12	-	2,491
Transaction expenses	5,297	-	-	-	-	5,297
Operating income	(18,881)	48,918	1,027	(12)	651	31,703
Interest expense	13,727	1	-	1,812	(15)	15,525
Interest income	(148)	(1)	(17)	-	15	(151)
Equity in loss (income) of subsidiaries	-	-	-	(7,867)	7,867	-
Accretion of preferred stock dividends of subsidiary	6,576	-	-	-	-	6,576

Income (loss) before provision for
income tax	(39,036)	48,918	1,044	6,043	(7,216)	9,753

Provision (benefit) for income tax	(16,314)	19,567	457	(2,375)	-	1,335

Net income (loss)	$(22,722)	$29,351	$587	$8,418	$(7,216)	$8,418

 BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Period from October 17, 2002 through December 31, 2002
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$60,975	$1,848	$-	$-	$62,823
Equipment rental	-	14,399	487	-	-	14,886
Equipment sales	-	1,908	12	-	(333)	1,587
Intercompany revenue	3,182	11	-	-	(3,193)	-
Total revenues	3,182	77,293	2,347	-	(3,526)	79,296
Operating expenses:
Labor	290	50,638	1,647	-	-	52,575
Equipment rental	6,498	669	1,093	-	-	8,260
Equipment sales	-	1,526	5	-	(464)	1,067
Divisional operating expenses	2	3,351	48	-	-	3,401
Intercompany operating expenses	-	3,182	11	-	(3,193)	-
Total operating expenses	6,790	59,366	2,804	-	(3,657)	65,303
Gross profit	(3,608)	17,927	(457)	-	131	13,993
Selling and administrative expenses	2,573	5,844	1,591	-	-	10,008
Operating income	(6,181)	12,083	(2,048)	-	131	3,985
Interest expense	6,070	-	-	1,020	15	7,105
Interest income	(142)	-	(2)	-	(15)	(159)
Intercompany interest	1,020	-	-	(1,020)	-	-
Equity in loss of subsidiaries	-	-	-	1,845	(1,845)	-

Income (loss) before provision for
income tax	(13,129)	12,083	(2,046)	(1,845)	1,976	(2,961)
Provision (benefit) for income tax	(5,071)	4,833	(878)	-	-	(1,116)

Net income (loss)	$(8,058)	$7,250	$(1,168)	$(1,845)	$1,976	$(1,845)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations		Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$—	$257,776	$10,188		$	$ —	$267,964
Equipment rental	—	69,941	2,167	—		300	72,408
Equipment sales	—	9,129	103	—		(1,867)	7,365
Intercompany revenue	11,063	61	—	—		(11,124)	—
Total revenues	11,063	336,907	12,458	—		(12,691)	347,737
Operating expenses:
Labor	—	213,651	9,179	—		(825)	222,005
Equipment rental	28,229	4,337	3,829	—		—	36,395
Equipment sales	—	7,330	87	—		(2,412)	5,005
Divisional operating expenses	333	15,021	464	—		—	15,818
Intercompany operating expenses	—	11,063	61	—		(11,124)	—
Total operating expenses	28,562	251,402	13,620	—		(14,361)	279,223
Gross profit	(17,499)	85,505	(1,162)	—		1,670	68,514
Selling and administrative expenses	14,194	27,583	2,348	—		—	44,125
Operating income	(31,693)	57,922	(3,510)	—		1,670	24,389
Interest expense	27,816	28	—	4,874			32,718
Interest income	(239)	(3)	(25)	—		—	(267)
Intercompany interest	4,874	—	—	(4,874)		—	—
Equity in loss of subsidiaries	—	—	—	5,841		(5,841)	—

Income (loss) before provision for
income tax	(64,144)	57,897	(3,485)	(5,841)		7,511	(8,062)

Provision (benefit) for income tax	(24,053)	22,290	(458)	—		—	(2,221)

Net income (loss)	$(40,091)	$35,607	$(3,027)	$(5,841)		$7,511	$(5,841)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.		Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$—	$244,881	$15,944	$		$—	$260,825
Equipment rental	—	63,388	2,947		—	—	66,335
Equipment sales	—	6,852	739		—	(797)	6,794
Intercompany revenue	19,083	95	—		—	(19,178)	—
Total revenues	19,083	315,216	19,630		—	(19,975)	333,954
Operating expenses:
Labor	—	205,524	14,449		—	(5,488)	214,485
Equipment rental	22,271	4,406	1,505		—	—	28,182
Equipment sales	—	5,512	635		—	(1,427)	4,720
Divisional operating expenses	137	16,327	562		—	—	17,026
Intercompany operating expenses	—	19,083	95		—	(19,178)	—
Total operating expenses	22,408	250,852	17,246		—	(26,093)	264,413
Gross profit	(3,325)	64,364	2,384		—	6,118	69,541
Selling and administrative expenses	14,106	28,940	2,099				45,145
Non-cash compensation	233	—	—		—	—	233
Operating income	(17,664)	35,424	285		—	6,118	24,163
Interest expense	27,778	37	—		5,858		33,673
Interest income	(263)	—	(21)		—	—	(284)
Intercompany interest	5,858	—	—		(5,858)	—	—
Equity in loss of subsidiaries	—	—	—		6,806	(6,806)	—

Income (loss) before provision for
income tax	(51,037)	35,387	306		(6,806)	12,924	(9,226)

Provision (benefit) for income tax	(15,934)	10,562	2,952		—	—	(2,420)

Net income (loss)	$(35,103)	$24,825	$(2,646)		$(6,806)	$12,924	$(6,806)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Cash Flows
For the Period from January 1, 2002 through October 16, 2002

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	DLJ Brand Holdings, Inc.	Adjustments and Eliminations	DLJ Brand Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$36,576	$787	$(574)	$-	$(570)	$36,219

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(11,176)	(787)	(858)	-	-	(12,821)
Proceeds from sale of property and equipment	2,639	-	-	-	-	2,639
Investment in subsidiaries	67	-	-	(67)	-	-

Net cash used for investing activities	(8,470)	(787)	(858)	(67)	-	(10,182)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(33,475)	-	-	-	-	(33,475)
Payments on capital lease obligations	(1,405)	-	-	-	-	(1,405)
Exercise of stock options	-	-	-	67	-	67

Net cash provided by (used for) financing activities	(34,880)	-	-	67	-	(34,813)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,774)	-	(1,432)	-	(570)	(8,776)

CASH AND CASH EQUIVALENTS, beginning of period	10,788	-	2,057	-	(185)	12,660

CASH AND CASH EQUIVALENTS, end of period	$4,014	$-	$625	$-	$(755)	$3,884

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Period from October 17, 2002 through December 31, 2002

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$6,103	$1,238	$947	$-	$161	$8,449

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,378)	(1,238)	(92)	-	-	(3,708)
Proceeds from sales of property and equipment	460	-	-	-	-	460
Payments for acquisitions	(524,400)	-	-	-	-	(524,400)
Net cash used for investing activities	(526,318)	(1,238)	(92)	-	-	(527,648)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on capital lease obligations	(804)	-	-	-	-	(804)
Proceeds from long-term debt	310,097	-	-	-	-	310,097
Payment of deferred financing fees	(12,659)	-	-	-	-	(12,659)
Capital contribution from the LLC	223,498	-	-	-	-	223,498
Net cash provided by (used for) financing activities	520,132	-	-	-	-	520,132

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83)	-	855	-	161	933

CASH AND CASH EQUIVALENTS, beginning of period	4,014	-	625	-	(755)	3,884

CASH AND CASH EQUIVALENTS, end of period	$3,931	$-	$1,480	$-	$(594)	$4,817

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

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities	$23,759	$3,165	$87	$—	$(163)	$26,848

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(10,197)	(3,097)	(798)	—	—	(14,092)
Proceeds from sales of property and equipment	2,384	—	—	—	—	2,384
Payments for acquisitions	(1,020)	—	—	—	—	(1,020)

Net cash used for investing activities	(8,833)	(3,097)	(798)	—	—	(12,728)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(21,098)	—	—	—	—	(21,098)
Payments of deferred financing fees	(986)	—	—	—	—	(986)
(Payments) borrowings on revolving loans	—	—	—	—	—	—
Payments on capital lease obligations	(660)	(68)	—	—	—	(728)

Net cash provided by (used for) financing activities	(22,744)	(68)	—	—	—	(22,812)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,818)	—	(711)	—	(163)	(8,692)

CASH AND CASH EQUIVALENTS, beginning of period	21,154	—	2,236	—	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$13,336	$—	$1,525	$—	$(453)	$14,408

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.

Date: March 15, 2005	By:	/s/
Paul T. Wood
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

By:	/s/
Paul T. Wood
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/
Jeffrey W. Peterson
Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)

By:	/s/
John M. Monter
Chairman

By:	/s/
Christopher C. Behrens
Director

By:	/s/
Sean E. Epps
Director

By:	/s/
John W. Breckenridge
Director

By:	/s/
Gary W. Edwards
Director

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Brand Services, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation of Brand Services, Inc. (1)
3.3	Amended and Restated By-Laws of Brand Services, Inc. (1)
3.4	Certification of Incorporation of Brand Intermediate Holdings, Inc. (2)
3.5	By-Laws of Brand Intermediate Holdings, Inc. (2)
4.1	Indenture dated as of October16, 2002, between Brand Services, Inc. and Bank of New York Trust Company of Texas, N.A., as Trustee. (2)
4.2	Registration Rights Agreement, dated as of October 16, 2002, between the Company and Credit Suisse First Boston Corporation and J.P. Morgan Securities, Inc., as initial purchasers. (2)
10.1	Indenture dated as of October 16, 2002, between Brand Intermediate Holdings and Bank of New York Trust Company of Texas, N.A., as Trustee. (2)
10.2	Credit Agreement dated as of October 16, 2002, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (2)
10.3	Amendment No. 1 to Credit Agreement dated as of February 3, 2004, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (3)
10.3	Amendment No. 2 to Credit Agreement dated as of November 9, 2004, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (4)
10.4	Amendment No. 3 to Credit Agreement dated as of January 14, 2005, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (3)
10.5	Security Agreement dated as of October 16, 2002, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston Corporation, as Administrative Agent. (2)
10.6	Employment Agreement dated as of January 1, 2005, between the Company and Paul Wood (5)
10.7	Amended Employment Agreement dated as of October 16, 2002, between the Company and John M. Monter. (2)
10.8	Employment Agreements dated as of October 16, 2004, between the Company and members of the Brand Advisory Team. (3)
12.1	Statement re Computation of Earnings to Fixed Charges. (3)
16.1	Letter Regarding Change in Certifying Accountant. (2)
21.1	Subsidiaries of Brand Services, Inc. (2)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated herein by reference to exhibit of the same number in the Registrant’s Registration Statement on Form S-1, Registration Number 333-56817.
(2)	Incorporated herein by reference for exhibit of the same number in the Registrant’s Registration Statement on Form S-4, Registration Number 333-102511.
(3)	Filed herewith.
(4)	Incorporated herein by reference to exhibit 10.1 to Quarterly Report on Form 10-Q filed November 15, 2004.
(5)	Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K filed January 6, 2005.