Form 10-Q
period 2005-03-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2005-05-11
CIK 1219808

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ X] No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2005
$.01 Par Value	1,000 shares

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

SIGNATURES	26

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2005

Revenues:
Labor	$80,636	$77,324
Equipment rental	18,093	18,870
Equipment sales	1,606	2,058
Total revenues	100,335	98,252
Operating expenses:
Labor	66,188	63,728
Equipment rental	6,930	6,600
Equipment sales	1,228	1,423
Divisional operating expenses	4,158	4,120
Total operating expenses	78,504	75,871
Gross profit	21,831	22,381
Selling and administrative expenses	11,673	13,097
Non-cash compensation	42	603
Operating income	10,116	8,681
Interest expense	8,281	8,418
Interest income	(80)	(99)
Income before provision for income tax	1,915	362
Income tax provision	1,140	285
Net income	$775	$77

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	March 31, 2005 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,408	$12,491
Trade accounts receivable, net of allowance for doubtful accounts of $1,605 in 2004
and $1,928 in 2005	56,639	67,338
Accrued revenue	2,115	7,189
Notes receivable	176	176
Other current assets	8,847	6,871

Total current assets	82,185	94,065

PROPERTY AND EQUIPMENT:
Land	1,283	1,276
Buildings and leasehold improvements	3,518	3,546
Vehicles and other equipment	29,090	29,524
Scaffolding equipment	195,356	201,896

Total property and equipment, at cost	229,247	236,242
Less-Accumulated depreciation and amortization	59,554	64,677

Total property and equipment, net	169,693	171,565

GOODWILL	247,325	247,325

CUSTOMER RELATIONSHIPS	43,794	42,671

OTHER ASSETS AND INTANGIBLES	24,578	24,182

TOTAL ASSETS	$567,575	$579,808

(Continued on following page)

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2004	March 31, 2005 (unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,047	$1,047
Notes payable and capital lease obligations, current portion	350	186
Accounts payable and accrued expenses	37,264	47,513
Deferred revenue	1,514	1,660

Total current liabilities	40,175	50,406
LONG-TERM DEBT	290,467	291,779
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	427	410
DEFERRED INCOME TAXES	22,546	22,784

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	224,445	225,048
Cumulative translation adjustment	4,007	3,796
Accumulated deficit	(14,492)	(14,415)
Total stockholder’s equity	213,960	214,429
Total liabilities and stockholder’s equity	$567,575	$579,808

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$775	$77
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	7,184	6,569
Deferred income taxes	1,015	285
Non-cash interest	1,864	1,949
Non-cash compensation	42	603
Gain on sale of scaffolding equipment	(149)	(287)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(15,515)	(10,699)
Accrued revenue	(2,120)	(5,074)
Notes receivable	172	-
Other current assets	2,918	1,976
Accounts payable and accrued expenses	9,904	10,249
Deferred revenue	49	146
Other	(83)	(33)
Net cash flows from operating activities	6,056	5,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,284)	(7,750)
Proceeds from sales of property and equipment	438	515
Net cash flows from investing activities	(3,846)	(7,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(20,312)	(262)
Payments of deferred financing fees	(677)	-
Payments on capital lease obligations	(182)	(181)
Net cash flows from financing activities	(21,171)	(443)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,961)	(1,917)

CASH AND CASH EQUIVALENTS, beginning of period	23,100	14,408

CASH AND CASH EQUIVALENTS, end of period	$4,139	$12,491
(Continued on following page)

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,955	$1,903
Income taxes paid	122	1,210
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations	259	-

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended March 31, 2004 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2004 and 2005. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

1.	Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC:). As of March 31, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $42 and $603 for the three-month periods ended March 31, 2004 and 2005, respectively, which is recorded in the caption Non-cash compensation.

INDEX

4.	Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

5.	Debt and Borrowing Arrangements

At December 31, 2004 and March 31, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	March 31, 2005 (unaudited)
Credit Facility, due 2009	$102,615	$102,353
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	46,249	47,696
	298,864	300,049
Less
Current portion	1,047	1,047
Unamortized discount	7,350	7,223
	$290,467	$291,779

For the three months ended March 31, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.6%. For the three months ended March 31, 2005, the weighted-average interest rate of loans outstanding under the Credit Facility was 5.8%.

Substantially all of the assets of the Company are pledged as collateral for the Credit Facility. The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at March 31, 2005.

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

For the three months ended March 31, 2004 and 2005, comprehensive income/(loss) was $0.6 million and $(0.1) million, respectively. The difference between comprehensive income and net income is entirely related to currency translation.

INDEX

9.	Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate of 78.8% for the three months ended March 31, 2005 is greater than the federal statutory rate of 34%, primarily due to the impact of a portion of the interest on the 13% Intermediate Notes not being deductible and state income taxes. The provision for income taxes for the three months ended March 31, 2004 and 2005, is principally attributable to deferred income taxes.

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

11. New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on January 1, 2006.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the "modified prospective method" described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Currently, the Company uses the minimal value method of the Black-Scholes formula to estimate the value of stock options granted to employees. The minimal value method is not allowable under Statement 123(R), and the Company is currently researching other acceptable methods. The Company does not anticipate that adoption of Statement 123(R) will have a material impact on its results of operations or its financial position.

12.	Supplemental Consolidating Information

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

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2005

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$11,842	$-	$914	$-	$(265)	$12,491
Trade accounts receivable	-	62,877	4,461	-	-	67,338
Accrued revenue	-	7,145	44	-	-	7,189
Notes receivable, current portion	15	161	-	-	-	176
Other current assets	2,942	3,674	255	-	-	6,871
Due from affiliates	35,792	1,972	-	-	(37,764)	-
Total current assets	50,591	75,829	5,674	-	(38,029)	94,065
Property and Equipment:
Land	-	866	410	-	-	1,276
Buildings and leasehold improvements	13	3,115	418	-	-	3,546
Vehicles and other equipment	6,938	18,172	4,414	-	-	29,524
Scaffolding equipment	186,302	-	15,594	-	-	201,896
Total property and equipment, at cost	193,253	22,153	20,836	-	-	236,242
Less accumulated depreciation and amortization	45,978	11,911	6,788	-	-	64,677
Total property and equipment, net	147,275	10,242	14,048	-	-	171,565
Due from affiliates	9,750	-	-	48,267	(58,017)	-
Deferred tax asset	-	-	-	2,375	(2,375)	-
Investment in subsidiaries	-	-	-	207,234	(207,234)	-
Goodwill	247,325	-	-	-	-	247,325
Customer relationships	42,671	-	-	-	-	42,671
Intangibles and other assets	23,289	-	-	893	-	24,182
Total assets	$520,901	$86,071	$19,722	$258,769	$(305,655)	$579,808

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
March 31, 2005

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$1,047	$-	$-	$-	$-	$1,047
Notes payable and capital lease obligations, current portion	100	86	-	-	-	186
Accounts payable and accrued expenses	35,945	9,487	2,346	-	(265)	47,513
Deferred revenue	-	1,631	29	-	-	1,660
Due to affiliates	1,972	28,498	7,294	-	(37,764)	-
Total current liabilities	39,064	39,702	9,669	-	(38,029)	50,406
Long-term debt	247,723	-	-	44,056	-	291,779
Notes payable and capital lease obligations	342	68	-	-	-	410
Deferred income taxes	22,045	-	3,114	-	(2,375)	22,784
Due to affiliates	48,267	-	9,750	-	(58,017)	-

Total stockholder’s equity (deficit)	163,460	46,301	(2,811)	214,713	(207,234)	214,429
Total liabilities and stockholder’s equity (deficit)	$520,901	$86,071	$19,722	$258,769	$(305,655)	$579,808

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$78,816	$1,820	$-	$-	$80,636
Equipment rental	-	17,648	445	-	-	18,093
Equipment sales	-	2,000	44	-	(438)	1,606
Intercompany revenue	4,930	15	-	-	(4,945)	-
Total revenues	4,930	98,479	2,309	-	(5,383)	100,335
Operating expenses:
Labor		65,964	1,699	-	(1,475)	66,188
Equipment rental	5,496	1,112	322	-	-	6,930
Equipment sales	-	1,718	18	-	(508)	1,228
Divisional operating expenses	28	3,990	140	-	-	4,158
Intercompany operating expenses	-	4,930	15	-	(4,945)	-
Total operating expenses	5,524	77,714	2,194	-	(6,928)	78,504
Gross profit	(594)	20,765	115	-	1,545	21,831
Selling and administrative expenses	4,500	6,832	341	-	-	11,673
Non-cash compensation	42	-	-	-	-	42
Operating income (loss)	(5,136)	13,933	(226)	-	1,545	10,116
Interest expense	6,808	-	-	1,473	-	8,281
Interest income	(70)	-	(10)	-	-	(80)
Intercompany interest	1,473	-	-	(1,473)	-	-
Equity in loss (income) of subsidiaries	-	-	-	(775)	775	-
Income (loss) before provision for income tax	(13,347)	13,933	(216)	775	770	1,915
Provision (benefit) for income tax	(7,027)	8,290	(123)	-	-	1,140

Net income (loss)	$(6,320)	$5,643	$(93)	$775	$770	$775

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DLJ Brand Holdings, Inc. (Predecessor)
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$72,876	$4,448	$-	$-	$77,324
Equipment rental	-	18,016	854	-	-	18,870
Equipment sales	-	2,599	79	-	(620)	2,058
Intercompany revenue	5,495	30	-	-	(5,525)	-
Total revenues	5,495	93,521	5,381	-	(6,145)	98,252
Operating expenses:
Labor		60,898	4,054	-	(1,224)	63,728
Equipment rental	4,768	1,452	380	-	-	6,600
Equipment sales	-	2,169	47	-	(793)	1,423
Divisional operating expenses	19	3,949	152	-	-	4,120
Intercompany operating expenses	-	5,495	30	-	(5,525)	-
Total operating expenses	4,787	73,963	4,663	-	(7,542)	75,871
Gross profit	708	19,558	718	-	1,397	22,381
Selling and administrative expenses	5,620	7,112	365	-	-	13,097
Non-cash compensation	603		-	-	-	603
Operating income (loss)	(5,515)	12,446	353	-	1,397	8,681
Interest expense	6,902	1	-	1,515	-	8,418
Interest income	(93)	-	(6)	-	-	(99)
Intercompany interest	1,515	-	-	(1,515)	-	-
Equity in loss (income) of subsidiaries	-	-	-	(77)	77	-
Income (loss) before provision for income tax	(13,839)	12,445	359	77	1,320	362
Provision (benefit) for income tax	(4,478)	4,636	127	-	-	285

Net income (loss)	$(9,361)	$7,809	$232	$77	$1,320	$77

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$6,482	$423	$(927)	$-	$78	$6,056

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,632)	(406)	(246)	-	-	(4,284)
Proceeds from sales of property and equipment	438	-	-	-	-	438
Investment in subsidiaries	-	-	-	-	-	-
Net cash used for investing activities	(3,194)	(406)	(246)	-	-	(3,846)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(20,312)	-	-	-	-	(20,312)
Payments of deferred financing fees	(677)	-	-	-	-	(677)
Payments on capital lease obligations	(165)	(17)	-	-	-	(182)
Net cash provided by/(used for) financing activities	(21,154)	(17)	-	-	-	(21,171)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,866)	-	(1,173)	-	78	(18,961)

CASH AND CASH EQUIVALENTS, beginning of period	21,154	-	2,236	-	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$3,288	$-	$1,063	$-	$(212)	$4,139

INDEX

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$5,339	$502	$(268)	$-	$188	$5,761

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,921)	(486)	(343)	-	-	(7,750)
Proceeds from sales of property and equipment	515	-	-	-	-	515
Investment in subsidiaries	-	-	-	-	-	-
Net cash used for investing activities	(6,406)	(486)	(343)	-	-	(7,235)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(262)	-	-	-	-	(262)
Payments of deferred financing fees	-	-	-	-	-	-
Payments on capital lease obligations	(165)	(16)	-	-	-	(181)
Net cash provided by/(used for) financing activities	(427)	(16)	-	-	-	(443)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,494)	-	(611)	-	188	(1,917)

CASH AND CASH EQUIVALENTS, beginning of period	13,336	-	1,525	-	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$11,842	$-	$914	$-	$(265)	$12,491

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

INDEX

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of March 31, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue - Total revenue decreased by 2.1%, to $98.3 million from $100.3 million, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Labor revenues decreased by $3.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, offset by increases in equipment rental revenue and equipment sales revenue of $0.8 million and $0.4 million, respectively. Overall, revenue decreased primarily due to a $11.2 million decrease in the refinery and chemical sector due to an unusually large number of turnarounds in the refinery and chemical sector in the first quarter 2004. This was partially offset by increases in the other industrial and commercial sectors. The revenue mix shifted slightly more towards equipment rental from labor primarily because commercial and other industrial jobs tend to have a higher percentage of rental revenue than refinery jobs.

Gross Profit - Gross profit increased by $0.6 million, or 2.5%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Labor gross profit decreased $0.9 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to the $3.3 million decrease in labor revenues. The percentage of labor gross profit to labor revenue decreased slightly to 17.6% for the three months ended March 31, 2005 compared to 17.9% for the three months ended March 31, 2004. Equipment rental gross profit increased by $1.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase is primarily due to the $0.8 million increase in rental revenue and a $0.6 million decrease in depreciation expense due to assets that became fully depreciated in 2004. Sales gross profit increased $0.3 million, primarily due to a $0.45 million increase in sales revenue.

Selling and administrative expenses - Selling and administrative expenses increased by $1.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Higher salaries and benefit expenses account for approximately $0.5 million of the increase, while higher professional fees related to tax, audit, recruiting and legal account for approximately $0.7 million of the increase. The remainder of the increase is due to small increases in a number of miscellaneous accounts.

Non-cash compensation - Non-cash compensation increased by $0.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The primary reason for the increase is due to Class A and B unit awards granted to the Company’s new CEO, who was hired effective January 1, 2005, as part of his employment agreement.

Operating income - As a result of the above events, operating income decreased by $1.4 million, or 14.2%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Interest expense - Interest expense increased by $0.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to the compounding effect of interest on the 13% Intermediate pay-in-kind notes. The impact of higher average interest rates on the Credit Facility was offset by the impact of a $20 million principal prepayment that was made at the end of March 2004.

INDEX

Income tax provision - The income tax provision of $0.3 million for the three months ended March 31, 2005, represents an effective rate of 78.7%, which is greater than the federal statutory rate of 34% primarily due to a portion of the interest on the pay in kind Intermediate Notes not being deductible for tax purposes and state income taxes. This rate is higher than the first quarter 2004 rate of 59.5%, primarily because pre-tax income was lower in first quarter 2005; therefore, the pay in kind interest permanent difference had a greater percentage impact in 2005.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its credit facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2004 and March 31, 2005, the Company had working capital of $42.0 million and $43.7 million and cash of $14.4 million and $12.5 million, respectively.

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

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the three months ended March 31, 2004 and 2005, capital expenditures were $4.3 million and $7.8 million, respectively.

Our Credit Facility (the "Credit Facility") provides for $130.0 million of term loans, a $50.0 million revolving loan facility and $35.0 million letter of credit facilities. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. As of March 31, 2005, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $36.6 million.

The interest rate on the term loans under the Credit Facility is variable. For the three months ended March 31, 2005, the weighted average interest rate on the term loans was 5.8%.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 1.75% to 3.25%, depending on the ratio of our consolidated debt to EBITDA. As of March 31, 2005, the interest rate on our term loans was 6.1%. We are not required to make interest payments on our 13%, Intermediate Notes, until 2008 as these are pay-in-kind notes.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at March 31, 2005.

INDEX

A summary of the sources and uses of cash for the three months ended March 31, 2004 and 2005, follows:

	Three Months Ended
	March 31,
	2004	2005
Net cash provided by (used for):
Operating activities	$6,056	$5,761
Investing activities	(3,846)	(7,235)
Financing activities	(21,171)	(443)

Contractual Obligations

The following is a summary of contractual cash obligations as of March 31, 2005 (dollars in thousands):
Payments due in:
	Total	2005	2006	2007	2008	2009	After 2009
Term Loan	$102,353	$785	$1,047	$1,047	$1,047	$98,427	$-
Expected Interest Payments on Term Loan (1)	25,258	4,649	6,144	6,080	6,016	2,369	-
Senior Notes	150,000	-	-	-	-	-	150,000
Expected Interest Payments on Senior Notes	144,000	18,000	18,000	18,000	18,000	18,000	54,000
Intermediate Notes	47,696	-	-	-	-	-	47,696
Expected Interest Payments on Intermediate Notes	70,194	-	-	-	8,689	8,689	52,816
Capital Leases	169	72	92	5	-	-	-
Operating Leases	8,452	2,170	2,529	1,940	1,175	557	81
Notes Payable	421	84	84	84	84	85	-
Total Contractual Cash Obligations	$548,543	$25,760	$27,896	$27,156	$35,011	$128,127	$304,593

(1)
The interest rate on the Term Loan is floating. For purposes of this schedule we are using the March 31, 2005 interest rate of 6.08% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

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

INDEX

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $14.9 million as of March 31, 2005, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $603 and $42 for the three-month periods ended March 31, 2005 and 2004, respectively, recorded in the caption Non-cash compensation.

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

INDEX

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on January 1, 2006.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the "modified prospective method" described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Currently, the Company uses the minimal value method of the Black-Scholes formula to estimate the value of stock options granted to employees. The minimal value method is not allowable under Statement 123(R), and the company is currently researching other acceptable methods. The Company does not anticipate that adoption of Statement 123(R) will have a material impact on its results of operations or its financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. At March 31, 2005, the Company held approximately $300.0 million of long-term debt, with approximately $102.4 million subject to variable interest rates based upon LIBOR plus an applicable margin. If interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $1.0 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on cash interest expense. The Company did not have any derivative financial instruments in place at December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

BRAND INTERMEDIATE HOLDINGS, INC.

Date: May 11, 2005	By:	/s/ Paul T. Wood
Chief Executive Officer and President

Date: May 11, 2005	By:	/s/ Anthony A. Rabb
Chief Financial Officer and Vice President, Finance