Form 10-Q
period 2005-06-30
BRAND INTERMEDIATE HOLDINGS INC
filed 2005-08-15
CIK 1219808

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2005
$.01 Par Value	1,000 shares

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and 2005	3

	Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005	4-5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005	6-7

	Notes to the Consolidated Financial Statements	8-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES	28

EXHIBITS	29-32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2005	2004	2005
Revenues:
Labor	$57,948	$71,346	$138,584	$148,670
Equipment rental	15,433	19,225	33,526	38,095
Equipment sales	1,408	2,523	3,014	4,581
Total revenues	$74,789	$93,094	175,124	191,346
Operating expenses:
Labor	47,597	58,474	113,785	122,202
Equipment rental	7,084	7,356	14,014	13,956
Equipment sales	840	1,681	2,068	3,104
Divisional operating expenses	4,186	4,442	8,344	8,562
Total operating expenses	59,707	71,953	138,211	147,824
Gross profit	15,082	21,141	36,913	43,522
Selling and administrative expenses	10,969	15,584	22,642	28,681
Non-cash compensation	46	84	88	687
Operating income	4,067	5,473	14,183	14,154
Interest expense	8,124	8,626	16,405	17,044
Interest income	(21)	(60)	(101)	(159)
Loss before benefit for income tax	(4,036)	(3,093)	(2,121)	(2,731)
Income tax benefit	(1,302)	(709)	(162)	(424)
Net loss	$(2,734)	$(2,384)	$(1,959)	$(2,307)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	June 30, 2005 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,408	$9,160
Trade accounts receivable, net of allowance for doubtful accounts of
$1,605 in 2004 and $2,335 in 2005	56,639	66,334
Accrued revenue	2,115	6,729
Notes receivable	176	15
Other current assets	8,847	8,952

Total current assets	82,185	91,190

PROPERTY AND EQUIPMENT:
Land	1,283	1,272
Buildings and leasehold improvements	3,518	3,542
Vehicles and other equipment	29,090	26,491
Scaffolding equipment	195,356	204,627

Total property and equipment, at cost	229,247	235,932
Less-Accumulated depreciation and amortization	59,554	65,971

Total property and equipment, net	169,693	169,961

GOODWILL	247,325	247,325

CUSTOMER RELATIONSHIPS	43,794	41,548

OTHER ASSETS AND INTANGIBLES	24,578	23,787

TOTAL ASSETS	$567,575	$573,811

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2004	June 30, 2005 (unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,047	$1,047
Notes payable and capital lease obligations, current portion	350	187
Accounts payable and accrued expenses	37,264	43,437
Deferred revenue	1,514	1,633

Total current liabilities	40,175	46,304
LONG-TERM DEBT	290,467	293,182
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	427	292
DEFERRED INCOME TAXES	22,546	22,042

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	224,445	225,131
Cumulative foreign currency translation adjustment	4,007	3,659
Accumulated deficit	(14,492)	(16,799)
Total stockholder’s equity	213,960	211,991
Total liabilities and stockholder’s equity	$567,575	$573,811

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,959)	$(2,307)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	14,555	13,512
Deferred income taxes	(345)	(504)
Non-cash interest	3,678	3,986
Non-cash compensation	88	686
Gain on sale of scaffolding equipment	(408)	(922)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,911	(9,695)
Accrued revenue	(329)	(4,614)
Notes receivable	523	161
Other current assets	1,843	(105)
Accounts payable and accrued expenses	278	6,173
Deferred revenue	(243)	119
Other	(98)	(21)
Net cash flows from operating activities	19,494	6,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,708)	(12,425)
Proceeds from sale of property and equipment	912	1,529
Payments for acquisitions	(924)	-
Net cash flows used in investing activities	(6,720)	(10,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(20,574)	(523)
Payments of deferred financing fees	(677)	-
Payments on capital lease obligations	(369)	(298)
Net cash flows used in financing activities	(21,620)	(821)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,846)	(5,248)

CASH AND CASH EQUIVALENTS, beginning of period	23,100	14,408

CASH AND CASH EQUIVALENTS, end of period	$14,254	$9,160

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30
	2004	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$12,783	$12,994
Income taxes paid	$1,367	$1,477
NON-CASH TRANSACTIONS:
Capital Lease obligations	259	-
Note payable issued for acquisition	393	-

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended June 30, 2004 and 2005 have been prepared by the Company without an audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of June 30, 2005, and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2005. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

1.	Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of June 30, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

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

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $84 and $46, for the three month periods ended June 30, 2005 and 2004, respectively. The Company expensed $687 and $88, for the six month periods ended June 30, 2005 and 2004, respectively, recorded in the caption Non-cash compensation.

4.	Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

5.	Debt and Borrowing Arrangements

At December 31, 2004 and June 30, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	June 30, 2005 (unaudited)
Credit Facility, due 2009	$102,615	$102,092
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	46,249	49,231
	298,864	301,323
Less
Current portion	1,047	1,047
Unamortized discount	7,350	7,094
	$290,467	$293,182

For the three and six months ended June 30, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.4% and 4.5%, respectively. For the three and six months ended June 30, 2005, the weighted-average interest rate of loans outstanding under the Credit Facility was 6.0% and 6.3%, respectively.

Substantially all of the assets of the Company are pledged as collateral for the Credit Facility. The Credit Facility contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at June 30, 2005.

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

For the three months ended June 30, 2004 and 2005, comprehensive loss was $3.0 million and $2.5 million, respectively. For the six months ended June 30, 2004 and 2005, comprehensive loss was $2.4 million and $2.7 million, respectively. The difference between comprehensive income and net income is entirely related to foreign currency translation.

9.	Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the six months ended June 30, 2004 and 2005, the effective tax rate benefit of 7.6 and 15.5%, respectively, is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended June 30, 2004 and 2005, the effective tax rate benefit of 21.1% and 22.7%, respectively, is less than the federal statutory rate of 35% primarily due to the permanent tax items mentioned above.

10. Acquisitions

On June 1, 2004, the Company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of approximately $1.0 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of approximately $0.2 million. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition.

11.	Subsequent Event

On July 29, 2005, the Company purchased the operating assets of Aluma Enterprises, Inc. ("Aluma"), a Canadian scaffolding and concrete construction company. Aluma had revenues and pretax income of approximately $212.9 million and $4.5 million for the year ended December 31, 2004, as reported under Canadian generally accepted accounting principles. The purchase price was Canadian $255.0 million (approximately US $208.0 million), subject to post-closing adjustments. The Company funded the acquisition and related fees and expenses with $190.0 million of additional borrowings under the Credit Facility (including $5.0 of borrowings under the revolving portion), as amended, and the issuance of $30.0 million of preferred stock to affiliates of JPMP.

In connection with the Aluma acquisition, the Company amended and restated the Credit Facility to provide for supplemental term loans in the aggregate principal amount of $185 million. As amended, all of the term loans under the Credit Facility will mature in January 2012.

Dividends on the preferred stock issued to affiliates of JPMP accrue at a rate of 18% per annum.

12.  New Accounting Standards

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

13.	Supplemental Consolidating Information

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

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2005
Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$7,676	$-	$1,590	$-	$(106)	$9,160
Trade accounts receivable	-	61,058	5,276	-	-	66,334
Accrued revenue	-	6,276	453	-	-	6,729
Notes receivable, current portion	15	-	-	-	-	15
Other current assets	3,597	5,091	264	-	-	8,952
Due from affiliates	28,296	-	-	-	(28,296)	-
Total current assets	39,584	72,425	7,583	-	(28,402)	91,190
Property and Equipment:
Land	-	866	406	-	-	1,272
Buildings and leasehold improvements	13	3,116	413	-	-	3,542
Vehicles and other equipment	7,088	18,458	945	-	-	26,491
Scaffolding equipment	188,122	-	16,505	-	-	204,627
Total property and equipment, at cost	195,223	22,440	18,269	-	-	235,932
Less accumulated depreciation and amortization	49,919	12,504	3,548	-	-	65,971
Total property and equipment, net	145,304	9,936	14,721	-	-	169,961
Due from affiliates	9,750	-	-	49,870	(59,620)	-
Deferred tax asset	-	-	-	2,375	(2,375)	-
Investment in subsidiaries	-	-	-	204,512	(204,512)	-
Goodwill	247,325	-	-	-	-	247,325
Customer relationships	41,548	-	-	-	-	41,548
Intangibles and other assets	22,907	-	-	880	-	23,787
Total assets	$506,418	$82,361	$22,304	$257,637	$(294,909)	$573,811

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
June 30, 2005 (Continued)
Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$1,047	$-	$-	$-	$-	$1,047
Notes payable and capital lease obligations, current portion	100	87	-	-	-	187
Accounts payable and accrued expenses	31,828	9,095	2,620	-	(106)	43,437
Deferred revenue	-	1,590	43	-	-	1,633
Due to affiliates	-	19,560	8,736	-	(28,296)	-
Total current liabilities	32,975	30,332	11,399	-	(28,402)	46,304
Long-term debt	247,536	-	-	45,646	-	293,182
Notes payable and capital lease obligations	248	44	-	-	-	292
Deferred income taxes	20,980	-	3,437	-	(2,375)	22,042
Due to affiliates	49,870	-	9,750	-	(59,620)	-

Total stockholder’s equity (deficit)	154,809	51,985	(2,282)	211,991	(204,512)	211,991
Total liabilities and stockholder’s equity (deficit)	$506,418	$82,361	$22,304	$257,637	$(294,909)	$573,811

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$52,113	$5,835	$-	$-	$57,948
Equipment rental	-	14,511	922	-	-	15,433
Equipment sales	-	1,244	297	-	(133)	1,408
Intercompany revenue	5,150	24	-	-	(5,174)	-
Total revenues	5,150	67,892	7,054	-	(5,307)	74,789
Operating expenses:
Labor	-	43,601	5,226	-	(1,230)	47,597
Equipment rental	5,737	984	363	-	-	7,084
Equipment sales	-	962	168	-	(290)	840
Divisional operating expenses	28	4,025	133	-	-	4,186
Intercompany operating expenses	-	5,150	24	-	(5,174)	-
Total operating expenses	5,765	54,722	5,914	-	(6,694)	59,707
Gross profit (loss)	(615)	13,170	1,140	-	1,387	15,082
Selling and administrative expenses	3,755	6,845	369	-	-	10,969
Non-cash compensation	46	-	-	-	-	46
Operating income (loss)	(4,416)	6,325	771	-	1,387	4,067
Interest expense	6,654	57	-	1,413	-	8,124
Interest income	(18)	0	(3)	-	-	(21)
Intercompany interest	1,413	-	-	(1,413)	-	-
Equity in loss (income) of subsidiaries	-			2,734	(2,734)	-

Income (loss) before provision for income tax	(12,465)	6,268	774	(2,734)	4,121	(4,036)
Provision (benefit) for income tax	(1,460)	(210)	368	-	-	(1,302)

Net income (loss)	$(11,005)	$6,478	$406	$(2,734)	$4,121	$(2,734)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$64,829	$6,517	$-	$-	$71,346
Equipment rental	-	18,065	1,160	-	-	19,225
Equipment sales	-	2,592	217	-	(286)	2,523
Intercompany revenue	6,468	48	-	-	(6,516)	-
Total revenues	6,468	85,534	7,894	-	(6,802)	93,094
Operating expenses:
Labor	-	53,423	5,808	-	(757)	58,474
Equipment rental	5,194	1,699	463	-	-	7,356
Equipment sales	-	1,900	31	-	(250)	1,681
Divisional operating expenses	(13)	4,285	170	-	-	4,442
Intercompany operating expenses	-	6,468	48	-	(6,516)	-
Total operating expenses	5,181	67,775	6,520	-	(7,523)	71,953
Gross profit (loss)	1,287	17,759	1,374	-	721	21,141
Selling and administrative expenses	8,077	7,156	351	-	-	15,584
Non-cash compensation	84	-	-	-	-	84
Operating income (loss)	(6,874)	10,603	1,023	-	721	5,473
Interest expense	6,980	38	5	1,603	-	8,626
Interest income	(55)	(1)	(4)	-	-	(60)
Intercompany interest	1,603	-	-	(1,603)	-	-
Equity in loss (income) of subsidiaries	-	-	-	2,384	(2,384)	-
Income (loss) before provision for
income tax	(15,402)	10,566	1,022	(2,384)	3,105	(3,093)
Provision (benefit) for income tax	(5,000)	3,936	355	-	-	(709)

Net income (loss)	$(10,402)	$6,630	$667	$(2,384)	$3,105	$(2,384)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$130,929	$7,655	$-	$-	$138,584
Equipment rental	-	32,159	1,367	-	-	33,526
Equipment sales	-	3,244	341	-	(571)	3,014
Intercompany revenue	10,080	39	-	-	(10,119)	-
Total revenues	10,080	166,371	9,363	-	(10,690)	175,124
Operating expenses:
Labor	-	109,565	6,925	-	(2,705)	113,785
Equipment rental	11,233	2,096	685	-	-	14,014
Equipment sales	-	2,680	186	-	(798)	2,068
Divisional operating expenses	56	8,015	273	-	-	8,344
Intercompany operating expenses	-	10,080	39	-	(10,119)	-
Total operating expenses	11,289	132,436	8,108	-	(13,622)	138,211
Gross profit (loss)	(1,209)	33,935	1,255	-	2,932	36,913
Selling and administrative expenses	8,255	13,677	710	-	-	22,642
Non-cash compensation	88	-	-	-	-	88
Operating income (loss)	(9,552)	20,258	545	-	2,932	14,183
Interest expense	13,462	57	-	2,886	-	16,405
Interest income	(88)	0	(13)	-	-	(101)
Intercompany interest	2,886	-	-	(2,886)	-	-
Equity in loss (income) of subsidiaries	-			1,959	(1,959)	-

Income (loss) before provision for
income tax	(25,812)	20,201	558	(1,959)	4,891	(2,121)
Provision (benefit) for income tax	(8,487)	8,080	245	-		(162)

Net income (loss)	$(17,325)	$12,121	$313	$(1,959)	$4,891	$(1,959)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$137,705	$10,965	$-	$-	$148,670
Equipment rental	-	36,081	2,014	-	-	38,095
Equipment sales	-	5,191	296	-	(906)	4,581
Intercompany revenue	11,963	78	-	-	(12,041)	-
Total revenues	11,963	179,055	13,275	-	(12,947)	191,346
Operating expenses:
Labor	-	114,321	9,862	-	(1,981)	122,202
Equipment rental	9,962	3,151	843	-	-	13,956
Equipment sales	-	4,069	78	-	(1,043)	3,104
Divisional operating expenses	6	8,234	322	-	-	8,562
Intercompany operating expenses	-	11,963	78	-	(12,041)	-
Total operating expenses	9,968	141,738	11,183	-	(15,065)	147,824
Gross profit (loss)	1,995	37,317	2,092	-	2,118	43,522
Selling and administrative expenses	13,697	14,268	716	-	-	28,681
Non-cash compensation	687	-	-	-	-	687
Operating income (loss)	(12,389)	23,049	1,376	-	2,118	14,154
Interest expense	13,882	39	5	3,118	-	17,044
Interest income	(148)	(1)	(10)	-	-	(159)
Intercompany interest	3,118	-	-	(3,118)	-	-
Equity in loss (income) of subsidiaries	-			2,307	(2,307)	-

Income (loss) before provision income tax	(29,241)	23,011	1,381	(2,307)	4,425	(2,731)
Provision (benefit) for income tax	(9,478)	8,572	482	-	-	(424)

Net income (loss)	$(19,763)	$14,439	$899	$(2,307)	$4,425	$(2,307)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc..	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$19,750	$805	$(1,282)	-	$221	$19,494

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(5,559)	(766)	(383)	-	-	(6,708)
Proceeds from sales of property and equipment	912	-	-	-	-	912
Payments for acquisitions	(924)	-	-	-	-	(924)
Net cash used for investing activities	(5,571)	(766)	(383)	-	-	(6,720)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(20,574)	-	-	-	-	(20,574)
Payments of deferred financing fees	(677)	-	-	-	-	(677)
Payments on capital lease obligations	(330)	(39)	-	-	-	(369)
Net cash used for financing activities	(21,581)	(39)	-	-	-	(21,620)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,402)	-	(1,665)	-	221	(8,846)

CASH AND CASH EQUIVALENTS, beginning of period	21,154	-	2,236	-	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$13,752	$-	$571	-	$(69)	$14,254

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc..	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$4,293	$967	$862	-	$347	$6,469

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(10,705)	(923)	(797)	-	-	(12,425)
Proceeds from sales of property and equipment	1,529	-	-	-	-	1,529
Payments for acquisitions	-	-	-	-	-	-
Net cash used for investing activities	(9,176)	(923)	(797)	-	-	(10,896)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(523)	-	-	-	-	(523)
Payments of deferred financing fees	-	-	-	-	-	-
Payments on capital lease obligations	(254)	(44)	-	-	-	(298)
Net cash used for financing activities	(777)	(44)	-	-	-	(621)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,660)	-	65	-	347	(5,248)

CASH AND CASH EQUIVALENTS, beginning of period	13,336	-	1,525	-	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$7,676	$-	$1,590	-	$(106)	$9,160

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

On July 29, 2005, the Company purchased the operating assets of Aluma Enterprises, Inc. ("Aluma"), a Canadian scaffolding and concrete construction company. Aluma had revenues and pretax income of approximately $212.9 and $4.5 for the year ended December 31, 2004, as reported under Canadian generally accepted accounting principles. The purchase price was Canadian $255.0 million (approximately US $208.0 million), subject to post-closing adjustments. The Company funded the acquisition and related fees and expenses with $190.0 million of additional borrowings under the Credit Facility (including $5.0 of borrowings under the revolving portion), as amended, and the issuance of $30.0 million of preferred stock to affiliates of JPMP.

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

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of June 30, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue - Total revenue for the three months ended June 30, 2005 increased by $18.3 million or 24.5% as compared to the similar prior year period. Revenue in the refinery and chemical sector increased $11.0 million over last year’s lower than normal levels. In second quarter 2004 several refineries delayed or canceled scheduled maintenance work, with some work pulled into the first quarter of 2004. Revenues also increased $2.5 million in the other industrial sector due to ofshore related work in south Texas and $3.2 million in the commercial sector primarily due to continued economic recovery in the Southeast. Total revenue for the six months ended June 30, 2005 increased by $16.2 million or 9.3% compared to the six months ended June 30, 2004. The largest factors in the increase were a $9.1 million increase in the other industrial sector due to offshore related work in south Texas, and a $6.1 million increase in commercial revenues primarily due to continued economic recovery in the Southeast.

Gross profit - Gross profit increased by $6.1 million, or 40.2% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Labor gross profit increased $2.5 million primarily due to a $13.4 million increase in labor revenues. The percentage of labor gross profit to labor revenues remained relatively flat at 18.0% compared to 17.9%. Equipment rental gross profit increased $3.5 million, primarily due to a $3.8 million increase in rental revenue and a $0.5 million decrease in depreciation expense due to groups of assets that became fully depreciated in 2004. For the six months ended June 30, 2005, gross profit increased $6.6 million or 17.9% as compared to the six months ended June 30, 2004. Labor gross profit increased $1.7 million primarily due to a $10.1 million increase in labor revenues. The percentage of labor gross profit to labor revenues remained flat at 17.8% compared to 17.9%. Equipment rental gross profit increased $4.6 million primarily due to a $4.6 million increase in rental revenue and a $1.1 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated in 2004. An increase in equipment sales gross profit of $0.5 million primarily due to an increase sales revenue of $1.6 million, partially offset by a slight increase in divisional operating expenses of $0.2 million, account for the remainder of the increase in gross profit.

Selling and administrative expenses - Selling and administrative expenses increased by $4.6 million and $6.0 million, respectively, in the three- and six-month periods ended June 30, 2005 as compared to the similar prior year periods. For the three-month period approximately $2.4 million of non-recurring charges contributed to the increase. These include approximately $1.9 million in severance charges related to the former CEO and other executive positions, $0.3 million of duplicate salaries for the CEO position and $0.2 million in relocation costs for new executives. Also contributing were increases in bonus expense of $1.2 million, bad debt expense of $0.3 million, salaries and benefits $0.2 million, consulting and auditing of $0.2 million and smaller increases in various miscellaneous accounts. For the six-month period, non-recurring expenses similar to above accounted for $3.0 million of the increase. Also contributing were increases in bonus expense of $1.2 million, professional fees of $0.7 million, salaries and benefits of $0.4 million, bad debt expense of $0.2 million, marketing expense of $0.2 million and smaller increases in various miscellaneous accounts.

Non-cash compensation - Non-cash compensation increased by $0.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The primary reason for the increase is due to Class A and B unit awards granted to the Company’s new CEO, who was hired effective January 1, 2005, as part of his employment agreement.

Operating income - As a result of the above events, operating income increased by $1.4 million, or 35%, when comparing the three-month period ended June 30, 2005 with the similar prior year period. Operating income for the six-month period ended June 30 was $14.2 million in both 2004 and 2005.

Interest expense - Interest expense increased by $0.5 million in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This was primarily due to impact of higher interest rates on the senior debt and to the compounding effect of interest on the 13% pay-in-kind notes. Interest expense increased by $0.6 million in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This was primarily due to higher interest rates on the senior debt and the compounding effect of interest on the pay-in-kind notes, partially offset by the lower senior debt level in the first quarter of 2005 due to a $20 million prepayment made in March of 2004.

Income Tax Provision - For the six months ended June 30, 2004 and 2005, the effective tax rate benefit of 7.6 and 15.5%, respectively, is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Notes which is not deductible for tax purposes. For the three months ended June 30, 2004 and 2005, the effective tax rate benefit of 21.1% and 22.7%, respectively, is less than the federal statutory rate of 35% primarily due to the permanent tax items mentioned above.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its Credit Facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2004 and June 30, 2005, the Company had working capital of $42.0 million and $45.0 million and cash of $14.4 million and $9.2 million, respectively.

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

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the six months ended June 30, 2004 and 2005, capital expenditures were $6.7 million and $12.4 million, respectively.

Our Credit Facility (the "Credit Facility"), as amended in connection with the Aluma acquisition provides for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facilities and a synthetic letter of credit facility of $15.0 million. As of June 30, 2005, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $36.6 million. The revolving loan facility will mature in October 2008. The term loans will mature in January 2012.

The interest rate on the term loans outstanding under the Credit Facility is variable. For the three months and six months ended June 30, 2005, the weighted average interest rate on the term loans was 6.0% and 6.3%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon the base rate (as defined in our credit agreement, for base rate loans), or the LIBOR rate (for LIBOR loans) or the Canadian Prime Rate (for Canadian dollar loans) plus a spread of 2.0% to 4.0%, depending on the ratio of our consolidated debt to EBITDA. As of June 30, 2005, the interest rate on our term loans was 6.5%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes until 2008, as these notes are pay-in-kind notes. Dividends on the preferred stock issued to affiliates of JPMP accrue at a rate of 18% per annum, but are not required to be paid in cash until the are redeemed.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at June 30, 2005.

A summary of the sources and uses of cash for the six months ended June 30, 2004 and 2005, follows:

	Six Months Ended June 30,
	2004	2005
Net cash provided by (used for):
Operating activities	$19,494	$6,469
Investing activities	(6,720)	(10,896)
Financing activities	(21,620)	(821)

Contractual Obligations

The following is a summary of contractual cash obligations as of June 30, 2005 (dollars in thousands):

                                         Payments due in:

	Total	2005	2006	2007	2008	2009	After 2009
Term Loan (1)	$102,092	$524	$1,047	$1,047	$1,047	$98,427	$-
Expected Interest Payments on Term Loan (1)	25,536	3,335	6,618	6,550	6,481	2,552	-
Senior Notes	150,000	-	-	-	-	-	150,000
Expected Interest Payments on Senior Notes	135,000	9,000	18,000	18,000	18,000	18,000	54,000
Intermediate Notes	49,231	-	-	-	-	-	49,231
Expected Interest Payments on Intermediate Notes	68,848	-	-	-	8,703	8,703	51,442
Capital Leases	145	48	92	5	-	-	-
Operating Leases	9,242	1,605	2,904	2,260	1,457	782	234
Notes Payable	335	-	84	84	84	83	-
Total Contractual Cash Obligations	$540,429	$14,512	$28,745	$27,946	$35,772	$128,547	$304,907

(1)
The interest rate on the Term Loan is floating. For purposes of this schedule we are using the June 30, 2005 interest rate of 6.5% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $15.2 million as of June 30, 2005, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $84 and $46, for the three month periods ended June 30, 2005 and 2004, respectively. The Company expensed $687 and $88, for the six month periods ended June 30, 2005 and 2004, respectively, recorded in the caption Non-cash compensation.

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

Subsequent Event

On July 29, 2005, the Company purchased the operating assets of Aluma, a Canadian scaffolding and concrete construction company.

The Company has previously filed the unaudited financial statements of Aluma for the year ended December 31, 2003 and for the year ended December 31, 2004 in a Form 8-K dated May 27, 2005. The Aluma financial statements were unaudited, do not comply with regulation S-X and were prepared in accordance with Canadian generally accepted accounting principles. The company intends to file the audited financial statements of Aluma and pro forma combined financial statements of the Company and Aluma as required under SEC Rule 3.05 within the prescribed time period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. At June 30, 2005, the Company held approximately $301.3 million of long-term debt, with approximately $102.1 million subject to variable interest rates based upon LIBOR plus an applicable margin. If interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $1.0 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on cash interest expense. The Company did not have any derivative financial instruments in place at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

BRAND INTERMEDIATE HOLDINGS, INC.

Date: August 15, 2005	By:	/s/ Paul T. Wood
Paul T. Wood
Chief Executive Officer, President

Date: August 15, 2005	By:	/s/ Anthony A. Rabb
Anthony A. Rabb
Chief Financial Officer, Vice President, Finance