Form 10-Q
period 2005-09-30
BRAND INTERMEDIATE HOLDINGS INC
filed 2005-11-15
CIK 1219808

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [X]

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 14, 2005
$.01 Par Value	1,000 shares

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2005	3

	Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005	4-5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005	6-7

	Notes to the Consolidated Financial Statements	8-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Changes in Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES	34

EXHIBITS	35-38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Labor	$54,587	$87,209	$193,171	$235,879
Equipment rental	15,148	37,097	48,674	75,192
Equipment sales	1,695	5,227	4,709	9,808
Total revenues	71,430	129,533	246,554	320,879
Operating expenses:
Labor	44,501	73,435	158,286	195,637
Equipment rental	6,672	13,537	20,686	27,493
Equipment sales	1,133	2,860	3,201	5,964
Divisional operating expenses	4,089	6,514	12,433	15,076
Total operating expenses	56,395	96,346	194,606	244,170
Gross profit	15,035	33,187	51,948	76,709
Selling and administrative expenses	10,942	22,053	33,583	50,734
Non-cash compensation	56	251	145	938
Operating income	4,037	10,883	18,220	25,037
Interest expense	8,804	11,096	25,209	28,140
Interest income	(87)	(76)	(188)	(235)
Preferred stock dividend expense	-	945	-	945
Currency gain	-	(3,053)	-	(3,053)
Income (loss) before income tax expense (benefit)	(4,680)	1,971	(6,801)	(760)
Income tax expense (benefit)	(1,549)	1,260	(1,711)	836
Net loss	$(3,131)	$711	$(5,090)	$(1,596)

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	September 30, 2005 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,408	$13,824
Trade accounts receivable, net of allowance for doubtful
accounts of $1,605 in 2004 and $5,140 in 2005	56,639	96,775
Accrued revenue	2,115	13,680
Notes receivable	176	1,711
Other current assets	8,847	8,882

Total current assets	82,185	134,872

PROPERTY AND EQUIPMENT:
Land	1,283	4,549
Buildings and leasehold improvements	3,518	8,802
Vehicles and other equipment	29,090	29,850
Scaffolding equipment	195,356	334,085

Total property and equipment, at cost	229,247	377,286
Less-Accumulated depreciation and amortization	59,554	74,208

Total property and equipment, net	169,693	303,078

GOODWILL	247,325	276,691

CUSTOMER RELATIONSHIPS	43,794	72,569

OTHER ASSETS AND INTANGIBLES	24,578	42,011

TOTAL ASSETS	$567,575	$829,221

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2004	September 30, 2005 (unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,047	$2,906
Notes payable and capital lease obligations, current portion	350	188
Accounts payable and accrued expenses	37,264	71,269
Deferred revenue	1,514	2,565

Total current liabilities	40,175	76,928
LONG-TERM DEBT	290,467	480,862
REDEEMABLE PREFERRED STOCK	-	30,945
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	427	275
DEFERRED INCOME TAXES	22,546	23,553

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	-	-
Paid-in capital	224,445	225,382
Cumulative foreign currency translation adjustment	4,007	7,364
Accumulated deficit	(14,492)	(16,088)
Total stockholder’s equity	213,960	216,658
Total liabilities and stockholder’s equity	$567,575	$829,221

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,090)	$(1,596)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	21,440	23,216
Deferred income taxes	(1,734)	1,007
Non-cash interest	5,522	6,196
Non-cash preferred stock dividends	-	945
Non-cash compensation	145	938
Unrealized currency gain	-	(457)
Gain on sale of scaffolding equipment	(831)	(2,283)
Changes in operating assets and liabilities:
Trade accounts receivable, net	5,704	(7,186)
Accrued revenue	(2,505)	(8,982)
Notes receivable	463	(1,535)
Other current assets	2,497	3,384
Accounts payable and accrued expenses	8,206	15,130
Deferred revenue	77	(530)
Other	17	(141)
Net cash flows from operating activities	33,911	28,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,920)	(22,778)
Proceeds from sale of property and equipment	1,624	3,718
Payments for acquisitions	(951)	(217,626)
Net cash flows used in investing activities	(9,247)	(236,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(20,836)	(1,247)
Proceeds from long-term debt	-	185,153
Proceeds from redeemable preferred stock	-	30,000
Payments of deferred financing fees	(927)	(5,596)
Payments on capital lease obligations	(549)	(314)
Net cash flows provided by (used in) financing activities	(22,312)	207,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,352	(584)

CASH AND CASH EQUIVALENTS, beginning of period	23,100	14,408

CASH AND CASH EQUIVALENTS, end of period	$25,452	$13,824

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2005
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$14,645	$18,400
Income taxes paid	1,977	1,477
NON-CASH TRANSACTIONS:
Capital Lease obligations	259	128
Note payable issued for acquisition	393	335

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The financial statements included herein for the periods ended September 30, 2004 and 2005 have been prepared by the Company without an audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of September 30, 2005, and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2005. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

1.	Organization and Business

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings LLC (the "LLC"). As of September 30, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

The Company operates and provides scaffolding services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Scaffolding services are typically provided in connection with periodic, routine maintenance of refineries, chemical plants and utilities, as well as for new construction and renovation projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada.

The Company has recently entered the forming and shoring business as a result of the Aluma acquisition. The forming and shoring business for the three and nine months ended September 30, 2005 were not material to our operations.

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

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $251 and $56, for the three month periods ended September 30, 2005 and 2004, respectively. The Company expensed $938 and $145, for the nine month periods ended September 30, 2005 and 2004, respectively, recorded in the caption Non-cash compensation.

4.	Accrued Revenue

Accrued revenue represents work performed which either due to billing cycles, contract stipulations or lacking contractual documentation requirements, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

5.	Debt and Borrowing Arrangements

At December 31, 2004 and September 30, 2005, long-term debt consisted of the following (in thousands):

	December 31, 2004	September 30, 2005 (unaudited)
Credit Facility, due 2009	$102,615	$-
Amended Credit Facility, due 2012	-	289,934
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	46,249	50,798
	298,864	490,732
Less
Current portion	1,047	2,906
Unamortized discount	7,350	6,964
	$290,467	$480,862

On July 29, 2005, the Company amended and restated its existing credit facility with Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent, and other institutions, to provide for supplemental term loans in the aggregate principal amount of $185 million. As amended and restated, the credit facility consists of $287.0 million in aggregate principal amount of term loans, a letter of credit facility of $20 million, a synthetic letter of credit facility of $15 million and a revolving credit facility of $50 million. The supplemental term loan included $57 million of debt in Canadian dollar equivalents

Indebtedness under the credit facility for US dollar loans bears interest at a floating rate based upon (i) the Base Rate (as defined in the credit agreement) in each case, plus 2.25%, in the case of revolving loans, 2.75%, in the case of letter of credit facility loans, or 2.00%, in the case of synthetic letter of credit facility loans and term loans, or, at our option, (ii) the LIBOR Rate (as defined in the credit agreement) for one, two, three or six month period, (or a nine or twelve month period if, at the time of the relevant LIBOR Rate Loan, all Lenders participation therein agree to make an interest period of such duration available) plus 3.50%, in the case of revolving loans, 4.00%, in the case of letter of credit facility loans or 3.00%, in the case of synthetic letter of credit facility loans and term loans. Indebtedness under the credit facility for Canadian dollar loans bears interest at (i) in the case of Canadian prime rate loans, a floating rate based upon the Canadian Prime Rate (as defined in the credit agreement), plus 2.25% or, at our option, (ii) in the case of bankers’ acceptance loans, Brand will pay a fee at the rate of 3.25% calculated on the basis of a year of 365 days on the face amount at maturity (or the principal amount in the case of a bankers’ acceptance equivalent loan) of such bankers’ acceptance for the period from and including the date of acceptance (or advance in the case of a bankers’ acceptance equivalent loan) of such bankers’ acceptance to but excluding the maturity date of such bankers’ acceptance. The interest period for bankers’ acceptance loans is a 30, 60, 90 or 180 day period (in each case subject to availability). The interest rate for loans under the revolving credit facility and the letter of credit facility is subject to adjustment on a quarterly basis, based on the ratio of our consolidated debt to EBITDA (as defined).

The revolving facility will mature in October 2008. The term loan will mature in January 2012. The term loan is subject to nominal quarterly amortization payments, with the balance payable in equal installments on the maturity date. In addition, the credit agreement will provide for mandatory repayments, subject to certain exceptions, of the term loan based on certain asset sales, the net proceeds of certain debt and equity issuances, excess cash flow and insurance proceeds.

The amended credit agreement contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company's ability to make capital expenditures to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at September 30, 2005.

For the three and nine months ended September 30, 2004, the weighted-average interest rate of loans outstanding under the Credit Facility was 4.8% and 4.6%, respectively. For the three and nine months ended September 30, 2005, the weighted-average interest rate of loans outstanding under the Credit Facility was 6.3% and 6.5%, respectively.

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

For the three months ended September 30, 2004 and 2005, comprehensive income (loss) was $(2.3) million and $4.4 million, respectively. For the nine months ended September 30, 2004 and 2005, comprehensive income (loss) was $(4.7) million and $1.8 million, respectively. The difference between comprehensive income and net income is entirely related to foreign currency translation.

9.	Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For the nine months ended September 30, 2004, the effective tax rate benefit of 25% is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Subordinated Notes which is not deductible for tax purposes. For the nine months ended September 30, 2005, the effective tax rate provision of 110% is more than the federal statutory rate of 35% primarily due to the increased pretax income of the Canadian subsidiaries related to the Aluma acquisition. For the three months ended September 30, 2004, the effective tax rate benefit of 33% is less than the federal statutory rate of 35% primarily due to the permanent tax items mentioned above. For the three months ended September 30, 2005, the effective tax rate provision of 64% is greater than the federal statutory rate of 35% primarily due to the increased pretax income of the Canadian subsidiaries related to the Aluma acquisition, as mentioned above.

10. Acquisition

On July 29, 2005, the Company purchased substantially all of the operations and the net operating assets of Aluma Enterprises, Inc. ("Aluma"), as defined by the terms of the Asset Purchase Agreement dated May 19, 2005. The purpose of the transaction was to expand the Company's market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in the Company’s consolidated financial statements from July 29, 2005 to September 30, 2005.

The purchase price paid for this acquisition was as follows:

Cash paid	$209,482
Direct acquisition costs	5,712
$215,194
Liabilities assumed	22,888
Total purchase price	$238,082

Included in the total purchase price is $3.0 million of severance related costs and contingent consideration. The affected employees were notified of their termination concurrent with the closing of the transaction and payments for the severance-related costs were made on the date of the acquisition. The contingent consideration relates to change in control payments assumed by the Company that were earned by former Aluma executives that have accepted executive positions with the Company.

The acquisition was principally financed through borrowings under the Company’s amended and restated secured credit facility (Note 5) and through the issuance of the Company’s redeemable preferred stock (Note 11).

The Company obtained a preliminary independent third-party valuation of tangible and identifiable intangible assets, which consists of patents, trademarks and customer relationships. The excess of the total purchase price over the fair value of the assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. These fair values are based on preliminary information and are subject to change.

The following table presents the estimated fair values of the assets acquired and the amount allocated to goodwill:

Current assets		$38,961
Property and equipment		126,595
Identifiable intangible assets:
Customer relationships	$30,760
Patents	344
Trademarks	12,273
		43,377
Total fair value of assets acquired		$208,933
Goodwill		29,149
Total purchase price		$238,082

The Company is amortizing customer relationships over twelve years and patents over the life of the related patent. Trademarks will not be amortized as this intangible asset has an indefinite life.

The following pro forma information assumes the acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$127,493	$150,070	$394,647	$467,871
Operating income	6,953	6,984	25,928	29,036
Pre-tax income (loss)	(2,021)	(4,055)	(11,992)	(8,695)
Net income (loss)	(2,005)	(3,224)	(10,029)	(7,588)

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

11.	Redeemable Preferred Stock

On July 29, 2005, the Company issued and sold to J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners (BHCA), L.P. and J.P. Morgan Partners Global Investors (Selldown), L.P. $30.0 million aggregate liquidation value of its Series A Preferred Capital Stock.

Dividends on the preferred stock accrue cumulatively on a daily basis at a rate of 18% per annum (computed on the basis of a 360-day year of twelve 30-day months) on the liquidation value of the preferred stock. The dividend rate will increase (a) by 0.25% each quarter after the occurrence of certain events of default, up to a maximum rate of 20.0% per annum and (b) to 20% per annum after a default in any payment due on the preferred stock.

The preferred stock is required to be redeemed by Brand Intermediate Holdings, Inc. on October 16, 2014 at their liquidation value or upon the occurrence of a change of control at 101% of their liquidation value. Prior to July 1, 2008, the preferred stock may be redeemed at the option of Brand Intermediate Holdings, Inc. at a redemption price equal to the sum of the present values of 109% of the aggregate liquidation value of the preferred stock to and including July 1, 2008, discounted to the date of redemption on a quarterly basis (assuming a 360-day year consisting of twelve 30-day months) at the U.S. Treasury rate plus 50 basis points, together with, in each case, accrued and unpaid dividends, if any at redemption date.

After July 1, 2008, the preferred stock may be redeemed at the option of Brand Intermediate Holdings, Inc., at the following redemption prices (expressed as percentages of the liquidation value thereof), plus, in each case, accrued and unpaid dividends to the date of redemption, if any:

Period in which redemption occurs	Percentage
July 1, 2008 through (and including) June 30, 2009	109%
July 1, 2009 through (and including) June 30, 2010	104.5%
July 1, 2010 through (and including) June 30, 2011	102.25%
Thereafter	100%

Because the preferred stock has mandatory redemptions terms, it is accounted for as a long-term liability and the related accrued dividends are recorded as preferred stock dividend expense.

12. New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on January 1, 2006 using the modified-prospective method.

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

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2005
Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$3,254	$-	$11,362	$-	$(792)	$13,824
Trade accounts receivable	-	68,490	28,285	-	-	96,775
Accrued revenue	-	11,292	2,388	-	-	13,680
Notes receivable, current portion	15	-	1,696	-	-	1,711
Other current assets	2,078	3,770	3,034	-	-	8,882
Due from affiliates	27,684	3,684	-	-	(31,368)	-
Total current assets	33,031	87,236	46,765	-	(32,160)	134,872
Property and Equipment:
Land	-	1,587	2,962	-	-	4,549
Buildings and leasehold improvements	13	4,986	3,803	-	-	8,802
Vehicles and other equipment	7,513	19,309	3,028	-	-	29,850
Scaffolding equipment	193,301	54,162	86,622	-	-	334,085
Total property and equipment, at cost	200,827	80,044	96,415	-	-	377,286
Less accumulated depreciation and amortization	54,107	14,289	5,812	-	-	74,208
Total property and equipment, net	146,720	65,755	90,603	-	-	303,078
Due from affiliates	113,688	-	-	51,506	(165,194)	-
Deferred tax asset	-	-	-	2,375	(2,375)	-
Investment in subsidiaries	110,350	-	-	239,534	(349,884)	-
Goodwill	247,325	824	28,542	-	-	276,691
Customer relationships	40,425	37	32,107	-	-	72,569
Other assets and intangibles	27,396	3,641	9,518	1,456	-	42,011
Total assets	$718,935	$157,493	$207,535	$294,871	$(549,613)	$829,221

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
September 30, 2005 (Continued)
Liabilities and Stockholder’s Equity	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,906	$-	$-	$-	$-	$2,906
Notes payable and capital lease obligations, current portion	100	88	-	-	-	188
Accounts payable and accrued expenses	36,350	18,954	16,757	-	(792)	71,269
Deferred revenue	-	1,440	1,125	-	-	2,565
Due to affiliates	3,684	17,444	10,240	-	(31,368)	-
Total current liabilities	43,040	37,926	28,122	-	(32,160)	76,928
Long-term debt	433,594	-	-	47,268		480,862
Redeemable Preferred stock	-	-	-	30,945	-	30,945
Notes payable and capital lease obligations	253	22		-		275
Deferred income taxes	20,542	-	5,386	-	(2,375)	23,553
Due to affiliates	51,506	-	113,688	-	(165,194)	-

Total stockholder’s equity (deficit)	170,000	119,545	60,339	216,658	(349,884)	216,658
Total liabilities and stockholder’s equity (deficit)	$718,935	$157,493	$207,535	$294,871	$(549,613)	$829,221

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$50,763	$3,824	$-	$-	$54,587
Equipment rental	-	14,402	746	-	-	15,148
Equipment sales	-	1,550	361	-	(216)	1,695
Intercompany revenue	4,721	32	-	-	(4,753)	-
Total revenues	4,721	66,747	4,931	-	(4,969)	71,430
Operating expenses:
Labor	-	42,441	3,420	-	(1,360)	44,501
Equipment rental	5,252	1,052	368	-	-	6,672
Equipment sales	-	1,207	376	-	(450)	1,133
Divisional operating expenses	59	3,892	138	-	-	4,089
Intercompany operating expenses	-	4,721	32	-	(4,753)	-
Total operating expenses	5,311	53,313	4,334	-	(6,563)	56,395
Gross profit (loss)	(590)	13,434	597	-	1,594	15,035
Selling and administrative expenses	3,358	7,256	328	-	-	10,942
Non-cash compensation	56	-	-	-	-	56
Operating income (loss)	(4,004)	6,178	269	-	1,594	4,037
Interest expense	7,387	(24)	-	1,441	-	8,804
Interest income	(84)	-	(3)	-	-	(87)
Intercompany interest	1,441	-	-	(1,441)	-	-
Equity in loss (income) of subsidiaries	-	-	-	3,131	(3,131)	-

Income (loss) before income tax expense (benefit)	(12,748)	6,202	272	(3,131)	4,725	(4,680)
Income tax expense (benefit)	(4,151)	2,481	121	-	-	(1,549)

Net income (loss)	$(8,597)	$3,721	$151	$(3,131)	$4,725	$(3,131)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$64,206	$23,003	$-	$-	$87,209
Equipment rental	-	24,232	12,865	-	-	37,097
Equipment sales	-	2,708	3,083	-	(564)	5,227
Intercompany revenue	6,307	53	-	-	(6,360)	-
Total revenues	6,307	91,199	38,951	-	6,924	129,533
Operating expenses:
Labor	-	53,971	20,127	-	(663)	73,435
Equipment rental	4,727	4,018	4,792	-	-	13,537
Equipment sales	-	1,924	1,664	-	(728)	2,860
Divisional operating expenses	11	5,820	683	-	-	6,514
Intercompany operating expenses	-	6,307	53	-	(6,360)	-
Total operating expenses	4,738	72,040	27,319	-	(7,751)	96,346
Gross profit	1,569	19,159	11,632	-	(827)	33,187
Selling and administrative expenses	6,489	9,927	5,637	-	-	22,053
Non-cash compensation	251	-	-	-	-	251
Operating income (loss)	(5,171)	9,232	5,995	-	(827)	10,883
Interest expense	9,447	2	-	1,647	-	11,096
Interest income	(71)	-	(5)	-	-	(76)
Preferred stock dividend expense	-	-	-	945	-	945
Intercompany interest	(115)	-	1,751	(1,636)	-	-
Currency (gain) loss	(3,057)	106	(102)	-	-	(3,053)
Equity in loss (income) of subsidiaries	-	-	-	(1,667)	1,667	-
Income (loss) before income tax	(11,375)	9,124	4,351	711	(840)	1,971
expense (benefit)
Income tax expense (benefit)	8,133	(8,572)	1,699	-	-	1,260

Net income (loss)	$(19,508)	$17,696	$2,652	$711	$(840)	$711

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2004
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$181,692	$11,479	$-	$-	$193,171
Equipment rental	-	46,561	2,113	-	-	48,674
Equipment sales	-	4,794	702	-	(787)	4,709
Intercompany revenue	14,801	71	-	-	(14,872)	-
Total revenues	14,801	233,118	14,294	-	(15,659)	246,554
Operating expenses:
Labor	-	152,006	10,345	-	(4,065)	158,286
Equipment rental	16,485	3,148	1,053	-	-	20,686
Equipment sales	-	3,887	562	-	(1,248)	3,201
Divisional operating expenses	115	11,907	411	-	-	12,433
Intercompany operating expenses	-	14,801	71	-	(14,872)	-
Total operating expenses	16,600	185,749	12,442	-	(20,185)	194,606
Gross profit (loss)	(1,799)	47,369	1,852	-	4,526	51,948
Selling and administrative expenses	11,612	20,933	1,038	-	-	33,583
Non-cash compensation	145	-	-	-	-	145
Operating income (loss)	(13,556)	26,436	814	-	4,526	18,220
Interest expense	20,849	33	-	4,327	-	25,209
Interest income	(172)	-	(16)	-	-	(188)
Intercompany interest	4,327	-	-	(4,327)	-	-
Equity in loss (income) of subsidiaries	-	-	-	5,090	(5,090)	-

Income (loss) before income tax
expense (benefit)	(38,560)	26,403	830	(5,090)	9,616	(6,801)
Income tax expense (benefit)	(12,638)	10,562	365	-		(1,711)

Net income (loss)	$(25,922)	$15,841	$465	$(5,090)	$9,616	$(5,090)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2005
	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$-	$201,911	$33,968	$-	$-	$235,879
Equipment rental	-	60,313	14,879	-	-	75,192
Equipment sales	-	7,899	3,379	-	(1,470)	9,808
Intercompany revenue	18,270	131	-	-	(18,401)	-
Total revenues	18,270	270,254	52,226	-	(19,871)	320,879
Operating expenses:
Labor	-	168,292	29,989	-	(2,644)	195,637
Equipment rental	14,689	7,169	5,635	-	-	27,493
Equipment sales	-	5,993	1,742	-	(1,771)	5,964
Divisional operating expenses	17	14,054	1,005	-	-	15,076
Intercompany operating expenses	-	18,270	131	-	(18,401)	-
Total operating expenses	14,706	213,778	38,502	-	(22,816)	244,170
Gross profit	3,564	56,476	13,724	-	2,945	76,709
Selling and administrative expenses	20,186	24,195	6,353	-	-	50,734
Non-cash compensation	938	-	-	-	-	938
Operating income (loss)	(17,560)	32,281	7,371	-	2,945	25,037
Interest expense	23,329	41	5	4,765	-	28,140
Interest income	(219)	(1)	(15)	-	-	(235)
Preferred stock dividend expense	-	-	-	945	-	945
Intercompany interest	3,003	-	1,751	(4,754)	-	-
Currency (gain) loss	(3,057)	106	(102)	-	-	(3,053)
Equity in loss (income) of subsidiaries	-	-	-	640	(640)	-

Income (loss) before income tax expense (benefit)	(40,616)	32,135	5,732	(1,596)	3,585	(760)
Provision (benefit) for income tax	(1,345)	-	2,181	-	-	836

Net income (loss)	$(39,271)	$32,135	$3,551	$(1,596)	$3,585	$(1,596)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$32,637	$1,724	$(642)	-	$192	$33,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,749)	(1,670)	(501)	-	-	(9,920)
Proceeds from sales of property and equipment	1,624	-	-	-	-	1,624
Payments for acquisitions	(951)	-	-	-	-	(951)
Net cash used for investing activities	(7,076)	(1,670)	(501)	-	-	(9,247)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(20,836)	-	-	-	-	(20,836)
Payments of deferred financing fees	(927)	-	-	-	-	(927)
Payments on capital lease obligations	(495)	(54)	-	-	-	(549)
Net cash used for financing activities	(22,258)	(54)	-	-	-	(22,312)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,303	-	(1,143)	-	192	2,352

CASH AND CASH EQUIVALENTS, beginning of period	21,154	-	2,236	-	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$24,457	$-	$1,093	-	$(98)	$25,452

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$11,439	$5,228	$11,778	$-	$(339)	$28,106

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(13,728)	(6,048)	(3,002)	-	-	(22,778)
Proceeds from sales of property and equipment	1,771	886	1,061	-	-	3,718
Payments for acquisitions	(217,626)	-	-	-	-	(217,626)
Net cash used for investing activities	(229,583)	(5,162)	(1,941)	-	-	(236,686)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(1,247)	-	-	-	-	(1,247)
Proceeds from long-term debt	185,153	-	-	-	-	185,153
Payments of deferred financing fees	(4,996)	-	-	(600)	-	(5,596)
Proceeds from redeemable preferred stock	-	-	-	30,000	-	30,000
Capital Investment	29,400	-	-	(29,400)	-	-
Payments on capital lease obligations	(248)	(66)	-	-	-	(314)
Net cash provided by (used in) financing activities	208,062	(66)	-	-	-	207,996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,082)	-	9,837	-	(339)	(584)

CASH AND CASH EQUIVALENTS, beginning of period	13,336	-	1,525	-	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$3,254	$-	$11,362	$-	$(792)	$13,824

14.	Subsequent Event

The Company has entered into two interest rate swap agreements with terms commencing December 31, 2005. Under these agreements, the Company will pay fixed interest rates for three years and will receive floating interest rate payments based on the U.S. 90 day LIBOR and 90 day Canadian bankers acceptances. During years one and two the notional amounts of the U.S. Dollar swap is $50 million and reduces to $25 million in the final year of the agreement, while the notional amount of the Canadian dollar swap is $35 million in years one and two, reducing to $17.5 million in the final year of the agreement.

The Company has also entered into an $80 million U.S. dollar / Canadian dollar currency swap for a period of three years commencing December 31, 2005. The notional amount of the swap is $80 million during years one and two and reduces to $40 million during the final year of the agreement. The swap was executed on a floating rate basis whereby the Company will pay floating payments based on the 90 day Canadian bankers acceptances and will receive floating payments based on the U.S. 90 day LIBOR.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q of Brand Intermediate Holdings, Inc. and subsidiaries (the "Company") contain forward looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the industrial and commercial scaffolding industry in general and in the Company’s specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company’s business; the effects of changes in currency exchange rates; inflation; changes in costs of goods and services; economic conditions in general and in the Company’s specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; weather; changes in the Company’s acquisition and capital expenditure plans; and other factors referenced herein. The forward looking statements contained herein reflect the Company’s current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies, which could cause the Company’s actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements.

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

On July 29, 2005, the Company purchased the operating assets of Aluma Enterprises, Inc. ("Aluma"), a Canadian scaffolding and concrete construction company. Aluma had revenues and pretax income of approximately $211.4 million and $4.6 million for the year ended December 31, 2004, as prepared in conformity with accounting principles generally accepted in the United States. The cash purchase price was Canadian $255.0 million (approximately US $208 million), subject to post-closing adjustments in addition to the purchase of two properties of US $1.4 million. The Company funded the acquisition and related fees and expenses with $190.0 million of additional borrowings under the Credit Facility (including $5.0 million of borrowings under the revolving portion), as amended, and the issuance of $30.0 million of preferred stock to affiliates of JPMP.

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

The Company has in the past completed strategic acquisitions and intends to continue to pursue complementary acquisitions where significant consolidation savings and economies of scale can be achieved. The scaffolding industry is characterized by single-office or regional companies, many of which are undercapitalized and have limited scaffolding inventories. The Company intends to focus its acquisition strategy on companies that have an expertise in a certain industry or scaffolding applications.

Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings, LLC (the "LLC"). As of September 30, 2005, the voting equity interests of the LLC are owned 73.0% by J.P. Morgan Partners and its affiliates ("JPMP") and 27.0% by other equity investors on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. and its subsidiaries.

Results of Operations

Revenue - Total revenue for the three months ended September 30, 2005 increased by $58.1 million or 81.3% as compared to the similar prior year period. Revenue related to the Aluma acquisition was $44.1 million. In addition, revenue in the refinery and chemical sector increased $9.7 million over last year’s lower than normal levels. In third quarter 2004 several refineries delayed scheduled maintenance work to take advantage of high gasoline prices in the marketplace. Revenues also increased $3.3 million in the commercial sector primarily due to continued economic recovery in the Southeast. Total revenue for the nine months ended September 30, 2005 increased by $74.3 million or 30.1% compared to the nine months ended September 30, 2004. The biggest factors in the increase were the $44.1 million related to the Aluma acquisition, a $9.0 million increase in the other industrial sector due to offshore related work in south Texas, a $10.1 million increase in the refinery and chemical sector, and a $9.2 million increase in commercial revenues primarily due to continued economic recovery in the Southeast.

Gross profit - Gross profit increased by $18.2 million, or 120.7% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Gross profit increased $14.0 million related to the Aluma acquisition. Labor gross profit increased $3.7 million including $2.4 million related to the Aluma acquisition. The remaining $1.3 million increase is primarily due to a $11.1 million increase in labor revenues excluding revenue associated with the Aluma acquisitions partially offset by a lower percentage of labor gross profit to labor revenues. Equipment rental gross profit increased $12.7 million of which $9.9 million related to the Aluma acquisition. Equipment sales gross profit increased $1.8 million principally due to the Aluma acquisition. For the nine months ended September 30, 2005, gross profit increased $24.8 million or 47.7% as compared to the nine months ended September 30, 2004. Labor gross profit increased $5.4 million with $2.4 million due to the Aluma acquisition and the remaining $3.0 million primarily due to a $18.2 million increase in labor revenues excluding revenue associated with the Aluma acquisition. The percentage of labor gross profit to labor revenues decreased from 18.1% compared to 17.1% with 0.6% of the decrease as a result of the Aluma acquisition. Equipment rental gross profit increased $17.1 million of which $9.9 million related to the Aluma acquisition and the remaining $7.2 million due to the increase in rental revenue. An increase in equipment sales gross profit of $2.3 million was primarily due to the Aluma acquisition.

Selling and administrative expenses - Selling and administrative expenses increased by $11.1 million and $17.2 million, respectively, in the three and nine-month periods ended September 30, 2005 as compared to the similar prior year periods. The Aluma acquisition accounted for $8.0 million of the increase for both the three and nine-month periods. For the three-month period approximately $0.5 million of non-recurring charges contributed to the increase which include approximately $0.2 million of duplicate salaries for the CEO position, and $0.2 million of integration and relocation costs.  Also contributing were increases in bonus expense of $1.9 million and smaller increases/decreases in various miscellaneous accounts. For the nine-month period, the Aluma acquisition accounted for $8.0 million of the increase and non-recurring charges accounted for $3.5 million of the increase. These include approximately $1.9 million in severance charges related to the CEO and other executive positions, $0.5 million of duplicate salaries for the CEO position, $0.3 million of professional fees related to tax restructuring and $0.5 million in relocation and recruiting costs for new executives. Also contributing were increases in bonus expense of $3.1 million, professional fees of $0.6 million, salaries and benefits of $0.6 million, travel expenses of $0.5 million and bad debt expense of $0.2 million.

Non-cash compensation - Non-cash compensation increased by $0.2 million and $0.8 million, respectively, in the three- and nine- month periods ended September 30, 2005 as compared to the similar prior year periods. The primary reason for the increase for the three-month period is due to class B units sold and class C-1 units granted to new executives. The primary reason for the increase for the nine-month period is due to Class A and B unit awards granted to the Company’s new CEO, who was hired effective January 1, 2005, as part of his employment agreement and class B and class C-1 units sold or granted to new executives.

Operating income - As a result of the above events, operating income increased by $6.8 million, or 169.6%, when comparing the three- month period ended September 30, 2005 with the similar prior year period. The Aluma acquisition accounted for $6.1 million of the increase. Operating income for the nine- month period ended September 30 increased by $6.8 million, or 37.4% compared with the similar prior year period. The Aluma acquisition accounted for $6.1 million of the increase.

Interest expense - Interest expense increased by $2.3 million in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This was primarily due to the impact of higher interest rates on the senior debt, the additional senior debt related to the amended credit agreement used to finance the acquisition and to the compounding effect of interest on the 13% pay-in-kind notes. Interest expense increased by $2.9 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This was primarily due to higher interest rates on the senior debt, the additional senior debt related to the amended credit agreement used to finance the acquisition and the compounding effect of interest on the pay-in-kind notes, partially offset by the lower senior debt level in the first quarter of 2005 due to a $20 million prepayment made in March of 2004.

Preferred Stock dividend expense - Dividends on the redeemable preferred stock were $0.9 million for the three and nine-month period ended September 30, 2005 related to the Preferred Stock issued July 29, 2005.

Currency gain - For the three and nine month periods ended September 30, 2005 the currency gain was $3.1 million. This was due to the weakening of the United States dollar on the net receivable from the new inter-company receivable between Brand Services, Inc. and the Canadian subsidiaries partially offset by the new Canada dollar term debt.

Income Tax  Expense - For the nine months ended September 30, 2004, the effective tax rate benefit of 25% is less than the federal statutory rate of 35% primarily due to permanent tax items, the largest of which is a portion of the interest expense on the 13% Intermediate Subordinated Notes which is not deductible for tax purposes. For the nine months ended September 30, 2005, the effective tax rate expense of 110% is more than the federal statutory rate of 35% primarily due to the increased pretax income of the Canadian subsidiaries related to the Aluma acquisition. For the three months ended September 30, 2004, the effective tax rate benefit of 33% is less than the federal statutory rate of 35% primarily due to the permanent tax items mentioned above. For the three months ended September 30, 2005, the effective tax rate expense of 64% is greater than the federal statutory rate of 35% primarily due to the increased pretax income of the Canadian subsidiaries related to the Aluma acquisition, as mentioned above.

Liquidity and Capital Resources

The Company has historically utilized internal cash flow from operations and borrowings under its Credit Facility to fund its operations, capital expenditures and working capital requirements. As of December 31, 2004 and September 30, 2005, the Company had working capital of $42.0 million and $57.9 million and cash of $14.4 million and $13.8 million, respectively.

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

One of the Company’s major uses of cash is capital expenditures. The Company’s capital expenditure requirements are comprised of maintenance and expansion expenditures. The Company’s maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on the Company’s level of scaffolding rental activity and management’s growth expectations. During the Nine Months ended September 30, 2004 and 2005, capital expenditures were $9.9 million and $21.5 million, respectively.

Our Credit Facility (the "Credit Facility"), as amended in connection with the Aluma acquisition provides for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facility and a synthetic letter of credit facility of $15.0 million. As of September 30, 2005, the Company had no borrowings outstanding under the revolving credit facility and had total outstanding letters of credit of $36.6 million. The revolving loan facility will mature in October 2008. The term loans will mature in January 2012.

The interest rate on the term loans outstanding under the Credit Facility is variable. For the three months and nine months ended September 30, 2005, the weighted average interest rate on the term loans was 6.0% and 6.3%, respectively.

We are required to make semi-annual interest payments on our 12%, $150.0 million Senior Subordinated Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are also required to make quarterly interest payments on loans under our Credit Facility, which bears interest at a floating rate based upon the base rate (as defined in our credit agreement, for base rate loans), or the LIBOR rate (for LIBOR loans) or the Canadian Prime Rate (for Canadian dollar loans) plus a spread of 2.0% to 4.0%, depending on the ratio of our consolidated debt to EBITDA (as defined). As of September 30, 2005, the interest rate on our term loans was 6.5%. We are not required to make interest payments on our 13%, $35.0 million Intermediate Notes until 2008, as these notes are pay-in-kind notes. Dividends on the redeemable preferred stock issued to affiliates of JPMP accrue at a rate of 18% per annum, but are not required to be paid in cash until they are redeemed.

The Credit Facility requires financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at September 30, 2005.

A summary of the sources and uses of cash for the nine months ended September 30, 2004 and 2005, follows:

	Nine Months Ended September 30,
	2004	2005
Net cash provided by (used for):
Operating activities	$33,911	$28,106
Investing activities	(9,247)	(236,686)
Financing activities	(22,312)	207,996

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2005 (dollars in thousands):
Payments due in:
	Total	2005	2006	2007	2008	2009	After 2009
US Dollar Term Loan	$229,517	$575	$2,300	$2,300	$2,300	$2,300	$219,742
Expected Interest Payments on Term Loan (1)	98,946	4,029	16,014	15,852	15,690	15,529	31,832
Canadian Dollar Term Loan	60,417	152	606	606	607	606	57,840
Expected Interest Payments on Term Loan (2)	23,007	937	3,724	3,686	3,648	3,611	7,401
Senior Notes	150,000	-	-	-	-	-	150,000
Expected Interest Payments on Senior Notes	126,000	-	18,000	18,000	18,000	18,000	54,000
Intermediate Notes	50,798	-	-	-	-	-	50,798
Expected Interest Payments on Intermediate Notes	66,108	-	-	-	8,538	8,538	49,032
Preferred Stock	30,945	-	-	-	-	-	30,945
Expected Dividend PaymentsOn Preferred Stock	123,381	-	-	-	-	-	123,381
Capital Leases	128	31	92	5	-	-	-
Operating Leases	18,472	2,102	5,761	4,081	2,499	1,642	2,387
Notes Payable	335	-	84	84	84	83	-
Total Contractual Cash Obligations	$978,054	$7,826	$46,581	$44,614	$51,366	$50,309	$777,358

(1)
The interest rate on the Term Loan is floating. For purposes of this schedule we are using the September 30, 2005 interest rate of 7.0% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

(2)
The interest rate on the Term Loan is floating. For purposes of this schedule we are using the September 30, 2005 interest rate of 6.2% for all periods. Also, we have the option to make voluntary prepayments on the Term Loan and are required by the credit agreement to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Credit Agreement. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the agreement.

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

As part of our ongoing business, we make payments for workers’ compensation and health benefit claims. We have purchased insurance coverage for large claims. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These estimates take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation, general liability, automobile, and health benefit claims of $15.6 million as of September 30, 2005, are adequate and that the judgement applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Change in Accounting Principle

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $251 thousand and $56 thousand, for the three month periods ended September 30, 2005 and 2004, respectively. The Company expensed $938 thousand and $145 thousand, for the nine month periods ended September 30, 2005 and 2004, respectively, recorded in the caption Non-cash compensation.

Acquisitions

On July 29, 2005, the Company purchased the operating assets of Aluma, a Canadian scaffolding and concrete construction company.

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on January 1, 2006 using the modified-prospective method.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to interest rate risk related to changes in interest rates on its variable rate debt. At September 30, 2005, the Company held approximately $490.7 million of long-term debt, with approximately $289.9 million subject to variable interest rates based upon LIBOR plus an applicable margin. If interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $2.9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on cash interest expense. The Company did not have any derivative financial instruments in place at September 30, 2005.

In order to mitigate the interest rate risk related to changes on its variable rate debt, the Company has subsequently entered into two interest rate swap agreements with terms commencing December 31, 2005. Under these agreements, the Company will pay fixed interest rates for three years and will receive floating interest rate payments based on the U.S. 90 day LIBOR and 90 day Canadian bankers acceptances. During years one and two the notional amounts of the U.S. Dollar swap is $50 million and reduces to $25 million in the final year of the agreement, while the notional amount of the Canadian dollar swap is $35 million in years one and two, reducing to $17.5 million in the final year of the agreement. Based upon current variable debt outstanding if interest rates increased by 100 basis points, annualized cash interest expense would increase approximately $2.1 million after taking into consideration the effect of these interest rate swaps.

Foreign Currency Risk

Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. As a result of the Company’s purchase of substantially all of the operations and the net operating assets of Aluma effective July 29, 2005, the Company is subject to foreign currency risk associated with its Canadian investment. In order to mitigate the Company’s exposure to changes in the value of the Canadian dollar due to its investment in Aluma, the Company has subsequently entered into an $80 million U.S. dollar / Canadian dollar currency swap for a period of three years commencing December 31, 2005. The notional amount of the swap is $80 million during years one and two and reduces to $40 million during the final year of the agreement. A change in the Canadian dollar / U.S. dollar exchange rate of U.S. 10% could have an annual impact upon earnings of approximately $1.3 million, excluding the impact of foreign currency hedges.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

BRAND INTERMEDIATE HOLDINGS, INC.

Date: November 14, 2005	By:	/s/ Paul T. Wood
Paul T. Wood
Chief Executive Officer and President

Date: November 14, 2005	By:	/s/ Anthony A. Rabb
Anthony A. Rabb
Chief Financial Officer and Vice President, Finance