Form 10-K
period 2005-12-31
BRAND INTERMEDIATE HOLDINGS INC
filed 2006-04-12
CIK 1219808

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 333-102511-14

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

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒ No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

        Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        No market exists for the Common Stock of Brand Intermediate Holdings, Inc. All of the outstanding shares of Common Stock are held by Brand Holdings, LLC.

Class	Outstanding at April 11, 2006
Brand Intermediate Holdings, Inc. Common Stock, $0.01 Par Value	1,000 shares

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1, in the description of risk factors which could adversely affect our consolidated financial condition, results of operations or cash flows in Item 1A, and in our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

PART I

Item 1.    Business

GENERAL

Company History and Structure

        Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand" or "Brand Intermediate") are 100% owned by Brand Holdings, LLC (the "LLC"). As of March 1, 2006, the voting equity interests of the LLC were owned 72.4% by J. P. Morgan Partners and its affiliates ("JPMP"), and 27.6% by other equity investors, on a fully diluted basis. Brand Services, Inc. ("BSI") is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

        Prior to October 16, 2002, BSI was a wholly owned subsidiary of DLJ Brand Holdings, Inc. ("DLJ Brand"). DLJ Brand is also referred to as the "Predecessor" company.

        On October 16, 2002, DLJ Brand merged with Brand Acquisition Corp., a wholly owned subsidiary of the LLC. The merged entity was renamed Brand Intermediate Holdings, Inc. The total amount of consideration paid in the merger, including payment of transaction costs incurred by the buyer, was approximately $524.4 million. The following events occurred in connection with the merger:

  •
  an investment in the LLC made by affiliates of JPMP and other equity investors, totaling $220.0 million;

  •
  our borrowing of $130.0 million in term loans under a new credit facility (the "Amended Credit Facility"), which also includes a $50.0 million revolving credit facility and $35.0 million of letters of credit;

  •
  our issuance to JPMP and certain selling stockholders of DLJ Brand of $35.0 million aggregate principal amount of our 13% Senior Subordinated Pay-in-Kind Notes due 2013 (the "Holdings Notes") and by the LLC of warrants to purchase its common equity interests;

  •
  our issuance of $150.0 million of 12% Senior Subordinated Notes due 2012 (the "Senior Notes"); and

  •
  the payoff and redemption of our old credit facility (the "Old Credit Facility"), our old 10 1/4% Senior Notes due 2008, our old 7.03% Subordinated Note (the "Old Subordinated Note"), and our old 14.5% Senior Exchangeable Preferred Stock.

        All of the events described above are referred to as the "Transaction."

Recent Developments

        On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma Enterprises, Inc. ("Aluma"), as defined by the terms of the Asset Purchase Agreement dated May 19, 2005. Aluma is the leading provider in Canada for both the industrial work access solutions and formwork and shoring industries, with over 30 years of experience developing forming and shoring solutions, work access products and services and engineering solutions. For the twelve months ended December 31, 2004, Aluma reported revenues and pretax income of $211.4 million and $4.6 million, respectively.

DESCRIPTION OF BUSINESS

        We believe we are the largest North American provider of scaffolding services. We provide industrial and commercial markets with turnkey work access solutions, including labor for the design, erection and dismantlement of scaffolding, rental of scaffolding equipment and sales of new and used scaffolding equipment. Our services in the industrial work access solutions market facilitate access to tall structures that require ongoing maintenance, periodic overhauls of existing structures (known as "turnarounds") and new construction (known as "capital projects"), principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our services in the commercial market primarily serve the non-residential building construction and renovation markets. We also provide specialty craft services such as insulation, safety services and carpentry.

        Following our acquisition of the operations and assets of Aluma in July 2005, we have begun to provide engineered solutions for complex formwork and shoring projects ranging from pre-engineered systems to custom-designed formwork and shoring solutions. In the U.S. and Canada, pre-engineered systems are typically rented to customers on a project-by-project basis whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on large civil projects, such as bridges. Internationally, Aluma has historically provided pre-engineered systems.

        We deliver our services through an extensive field staff of between 6,000 and 7,000 team members in 88 field offices located throughout the United States, Canada, Mexico, England and Dubai. For financial information by business segment and geographic area, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to our consolidated financial statements.

        Historically, approximately 75% of our revenues have been attributable to serving the industrial market with ongoing maintenance, turnarounds and capital projects of industrial facilities. We typically provide ongoing maintenance services under long term contracts with a duration ranging from one to five years. Turnarounds, which are necessary to maintain the safety and efficiency of most industrial facilities, occur every one to four years depending on the industry and the type of overhaul being performed. We believe that the necessity for ongoing maintenance and periodic overhauls of industrial facilities provides us with a stable and recurring revenue base.

        Our customers include major integrated oil companies, independent refiners, large chemical and petrochemical companies, utilities, pulp and paper producers, and large engineering and construction firms. Our 10 largest customers accounted for 36% of our 2005 revenues. One customer, ExxonMobil, accounted for $37.6 million or 11%, $35.6 million or 11% and $40.7 million or 8% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Another customer, Shell Motiva, accounted for $37.3 million or 11%, $34.6 million or 10% and $31.9 million or 7% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. In addition, another customer, Syncrude, accounted for $38.1 million or 8% of 2005 revenues. The loss of any one of these customers could have a material adverse effect on our revenues and results of operations.

        We believe our position as the largest supplier of industrial work access solutions provides us with a number of competitive advantages including:

  •
  the ability to offer national coverage to large customers;

  •
  the ability to provide required personnel and scaffolding to assist our clients with major turnarounds and unanticipated plant outages;

  •
  efficient use of scaffolding assets through the shifting of assets across regions and across our large customer base;

  •
  purchasing leverage with scaffolding manufacturers; and

  •
  comprehensive safety training programs which have resulted in an accident incident rate which is below the industry average, enabling us to reduce insurance costs and accident-related expenses.

        Our size also enables us to maintain our own design department that specializes in the custom design of industrial work access solutions and forming and shoring equipment. We use our design department to ensure that we create a safe structure that complies with national, state, and local safety codes and to minimize the amount of scaffolding used thereby maximizing efficiency, which provides us with a competitive advantage.

Effects of Seasonality and Cyclicality

        The market for industrial work access solutions and formwork and shoring services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. Our work for power utilities follows a similar seasonal pattern. Conversely, non-residential building construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third quarters.

        The effects of seasonal changes in demands for our services may lead to:

  •
  low inventory utilization, competitive pricing pressure and low cash flow during periods of low demand; and

  •
  a decreased ability to adequately service all of our customers during periods of high demand.

        Historically, the demand for industrial work access solutions and forming and shoring solutions has varied significantly from year to year. In particular, demand for nonresidential construction and capital projects is highly cyclical. In addition, when refining products are in high demand or the price of pulp is high, refineries and pulp and paper mills often delay overhauls. Any sustained downturn in demand for our services by, or growth in, our end-markets could lead to lower sales and lower asset utilization, which could have a material adverse affect on our financial condition, results of operations and cash flows.

THE WORK ACCESS SOLUTIONS INDUSTRY AND COMPETITION

        We believe we are the largest North American provider of work access solutions services, which are primarily scaffolding services. The work access solutions industry is comprised of a few large work access solutions companies and a large number of engineering and construction firms, multi-craft providers and other local work access solutions providers. We currently face competition from other work access solutions providers, including those which provide substantially similar services, some of which have access to significantly greater financial resources than we do. We also compete with larger engineering and construction firms. Our primary competitors in the work access solutions industry are Safway Steel Products, Brock Services, Patent Construction Systems and X-Serv (which consists of United Scaffolding, Basic Insulation and Anco Insulation). In addition to these national companies, we compete with several regional providers and with many local work access solutions companies. Some of these companies compete in both the industrial and commercial segments, although segment focus varies widely by company. A significant number of engineering and construction companies also compete in the work access solutions industry by offering work access solutions along with their construction services. These engineering and construction firms are also customers of the work access solutions providers because they typically choose to contract out the larger and more complex work access solutions projects. While we believe that we currently have a strong position in the work access solutions market, there can be no assurance that we will be able to increase or maintain our market share.

Industrial Market

        The North American industrial work access solutions market represents approximately $1.4 billion in revenues and is serviced predominantly by work access solutions providers such as Brand. We estimate that in 2004, the four largest work access solutions providers serviced approximately 60% of the total industrial work access solutions market.

        Industrial customers use work access solutions for ongoing maintenance, periodic turnarounds and capital projects. In the industrial market, maintenance projects represent approximately 73% and turnaround projects represent approximately 27% of the market. Since turnarounds and capital projects may require the complete shutdown of a facility, which results in the loss of substantial revenue per day, speed and reliability are key customer considerations. Safety is another important consideration for industrial customers as work access solutions contractor accident incidents are counted against a facility's safety record and may result in increases in both insurance premiums and scrutiny by the Occupational Safety and Health Administration ("OSHA").

        Maintenance work for industrial customers consists of frequent minor renovations to maintain a plant's continuous operational status. Overhauls are scheduled major maintenance projects that require the complete shutdown of a facility in order to repair or upgrade industrial facilities. Maintenance and overhauls generate consistent and relatively predictable cash flow for work access solutions companies because plant operators must perform maintenance and overhauls on a regular basis to ensure the safe and continuous operation of their plants. The timing of capital projects is less certain because industrial companies' cash flows and, therefore, their capital expenditures depend significantly on the state of the economy and the health of their business.

        Work access solutions companies typically are retained for maintenance work pursuant to long-term contracts. Daily maintenance work requires a work access solutions company to store equipment inside a plant, and, depending on the size of the facility, maintenance projects require a crew of five to up to 400 scaffold builders. Companies generally award capital project contracts through a competitive bid process, and they plan and finance capital projects in advance.

        One of the measures of the quality of a work access solutions service company in the industrial segment is the number of long-term contracts that it holds. Long-term maintenance contracts are important for two reasons. First, they provide an ongoing flow of work, which generates consistent cash flow and a steady work environment that allows us to retain the most capable scaffold builders. Second, long-term contracts allow the maintenance contract holder to gain familiarity with the work process and to eliminate many non-value-added costs. Over time, the holder of the maintenance contract is typically well-positioned to expand the scope of the contract to include all work in the plant.

        The industrial market consists of, primarily, the refinery, chemical and petrochemical, electric utility and pulp and paper industries:

        Refinery Industry.    We believe the refining industry is one of the largest industrial users of work access solutions. Refineries typically use work access solutions to perform ongoing maintenance, periodic overhauls and capital projects.

        Maintenance work is typically performed under long-term contracts. Plants typically establish periodic overhaul cycles, which are generally spread out over a two- to four-year period. Although the annual revenue opportunity varies from year to year based on overhaul activity, such types of long-term contracts allow work access solutions companies to generate consistent and predictable cash flow over the life of each contract. Capital work to support capital projects is normally bid out separately, though the incumbent provider of maintenance services is typically at an advantage in the bidding process due to the presence onsite of its equipment and badged craftspersons.

        The Athabasca Deposit Area in Northern Alberta, referred to as the "Oil Sands," represents a significant opportunity for us. The Oil Sands provides an important alternative supply of crude oil. Alberta's known oil reserves of 176 billion barrels are second only to Saudi Arabia in size. The world's major oil companies have taken note of this important strategic opportunity and are investing billions of dollars to access Alberta's massive oil reserves. The Oil Sands area currently produces 1 million barrels of synthetic crude per day, and production is expected to double in daily production by 2011. During this period, an estimated $54 billion in capital projects are expected to be completed, creating a tremendous opportunity for industrial work access solution providers. We expect that capital projects will also lead to strong long-term growth opportunities for maintenance of these facilities. As a result of the acquisition of the operations and assets of Aluma, we have become a leading provider of work access solutions to companies in the Oil Sands.

        Chemical and Petrochemical Industry.    The chemical and petrochemical industry also accounts for a significant part of the total industrial work access solutions market. Chemical plants are usually made up of large, irregular-shaped structures and accessing those structures requires versatile work access solutions and a highly skilled labor force. Maintenance and construction projects provide ongoing work for the work access solutions industry. Chemical companies must perform overhauls more frequently than refineries because of the higher levels of pressure and corrosion in chemical plants. Accordingly, chemical plants typically perform overhauls every 12 months.

        Utility Industry.    The utility industry represents another portion of the total industrial work access solutions market. Utilities use work access solutions on an ongoing basis for boiler outages and, to a lesser extent, plant maintenance as well as capital projects and new plant construction. Utilities must regularly schedule maintenance and boiler outages to ensure the safe operation of the plant.

        The work access solutions industry is benefiting from a recent rebound in capital expenditures by utilities. Clean coal technologies, high natural gas prices, and the retiring of aged units has led to an increase in new pulverized coal and coal gasification power plant construction activity. These capacity additions are expected to increase maintenance, overhaul and expansion opportunities for work access solutions companies. The recent increase in capital expenditures by utilities is also due to increased spending on compliance with environmental regulations.

        Pulp and Paper Industry.    We believe the pulp and paper industry represents a lesser but still significant portion of the total industrial work access solutions market. Pulp and paper companies utilize work access solutions to provide access to mills to perform boiler outages, capital projects and, to a lesser extent, plant maintenance. Pulp and paper customers generally schedule boiler and other process equipment overhauls once a year. Expansion of pulp and paper facilities provides ongoing maintenance and capital opportunities for work access solutions companies.

Commercial Market

        The North American commercial work access solutions market represents approximately $1.2 billion in revenues. Commercial work access solutions are used primarily in nonresidential building construction and renovation projects and are generally characterized by the construction of regularly shaped scaffolding structures with few contoured or angled surfaces. Due to the relatively less complex shapes required, commercial jobs generally utilize frame and brace scaffolding, a less versatile type of equipment which is not well suited to industrial applications. Commercial work access solutions require a less skilled work force and historically this market has not been characterized by competition based on safety record and investments in safety improvements. As a result, many contractors have in the past chosen to utilize in-house work access solutions, and the market for outsourced work access solutions has historically been highly fragmented with low barriers to entry. During the last several years, however, the trend has been for contractors to increasingly outsource their work access solutions needs, primarily due to greater scrutiny by OSHA on commercial job sites, labor shortages and an increase in more complex renovation activity. While work access solutions providers have historically only provided scaffolding equipment, as outsourcing has increased, contractors have increasingly sought scaffold providers who provide both equipment and labor. In determining to outsource their work access solutions needs, contractors generally choose a work access solutions provider based on reputation, customer service, safety, price, speed and reliability. We estimate that as of December 31, 2004, we had a 7% market share of the $1.2 billion highly fragmented commercial work access solutions market.

        Non-Residential Building Construction.    Non-residential building construction companies use work access solutions to provide their construction and maintenance personnel with safe and efficient platforms that allow them to perform masonry work and apply stucco, drywall and paint.

        Commercial work access solutions companies with large and skilled labor forces are likely to increase their share in the commercial work access solutions market as a result of ongoing labor shortages that have limited the ability of some construction companies to provide these services themselves. Labor shortages in the construction industry are most acute in the unskilled labor categories, which includes work access solutions. As a result, many of the contractors that traditionally erected their own work access solutions now outsource the erection and dismantling portions of the scaffolding projects.

        Renovation.    We believe renovation is growing as a percentage of total non-residential building construction spending. Beginning in the early 1990s, an increase in the average age of existing buildings led to an increase in renovation opportunities. In recent years, building renovation projects represented a larger percentage of our commercial revenue than new building construction projects.

THE CONCRETE FORMING AND SHORING INDUSTRY AND COMPETITION

        Forming (or formwork) and shoring is a major sector within the construction industry. Forming and shoring solutions companies offer a spectrum of services, from pre-engineered systems to custom-designed formwork and shoring solutions to meet specific construction needs. Forming involves the application of a variety of products, including column forms, gang wall forms, and aluminum hand and steel crane set forms to contain concrete during construction. Shoring involves the application of different products, including steel and aluminum shoring frames, flying forms, beams and post shores, to provide temporary support for structures under construction. In the U.S. and Canada, pre-engineered formwork and shoring systems are typically rented to customers on a project-by-project basis, whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on complex or nonstandard concrete structures. These services are typically provided to construct high-rise buildings, hotels, dams/locks, tunnels, bridges, airports, stadiums, reservoirs and power plants.

        We estimate that the forming and shoring industry represents an approximately $1.0 billion market in the U.S. and $60 million in Canada. The market is comprised of a few large forming and shoring companies and a large number of engineering and construction firms, multi-craft providers and local service providers. Our primary competitors include Doka, EFCO, Patent, Peri and Symons.

        As previously indicated, we entered this market in July 2005 following our acquisition of the operations and assets of Aluma. For the year ended December 31, 2005, we recorded $39.4 million of concrete forming and shoring service revenues, or 8% of our consolidated revenues.

EQUIPMENT

        We believe we own the largest inventory of work access solutions equipment in the United States. As of December 31, 2005, our scaffolding was valued at a replacement cost of more than $400 million. This equipment is located at our 72 service centers as well as approximately 100 customer sites.

        To track and maximize equipment utilization while minimizing freight costs, we utilize our proprietary BrandNowsm software. Our team members can access BrandNowsm through our wide-area network communications backbone, which is available from any of our service centers or our larger customer equipment storage locations.

Equipment Types

        We maintain a large stock of equipment to provide services to our customers. For both formwork and scaffolding, the type of equipment that is specified for a given structure depends on a number of factors, including the shape of the structure, the complexity of the temporary works design, and the type of loads that it must support. When renting equipment, an additional variable is the customer's familiarity with, and preference for, a particular type of scaffolding.

        Forming & Shoring Equipment.    Forming and shoring equipment consists of steel and aluminum interlocking horizontal, vertical, and platform pieces. "Formwork" is a term used to describe the assembly of these pieces into forms that allow the pouring of vertical concrete structures like walls, cores, piers, and columns. "Shoring" is a term used to describe an assembly of these pieces into table-like structures that allow the pouring of horizontal slabs or floors. Shoring is also used to support recently poured horizontal surfaces or loaded horizontal surfaces. The assemblies are custom engineered for the correct geometry and load-bearing capability. Within the categories of forming and shoring, there are several "systems," under many patents and trademarks that we employ. The flexibility to offer various systems specifically suited to the design of a building is considered a strength.

        Scaffolding.    Scaffolding is used to allow safe access to tall, often irregularly shaped structures. There are three basic types of scaffold equipment, and we maintain a large fleet of all three types.

        System scaffolding.    System scaffolding (also known as modular scaffolding) consists of interlocking horizontal, vertical and platform pieces. System scaffolding is very versatile because pieces can be connected in a variety of ways to conform to contours. System scaffolding is particularly well-suited for industrial applications, which typically include a labyrinth of pipes, valves and other protruding structures around which the system scaffolding must be erected.

        We believe we maintain the industry's largest inventory of system scaffolding, and our standardized approach to procurement leads to higher equipment utilization rates, lower freight costs and lower procurement costs. Since 1997, we have standardized all of our system scaffolding purchases on cup-type scaffolding, which has the lowest cost to manufacture and to maintain. Cup-type scaffolding is also the strongest system scaffolding available, which means it requires fewer pieces to support a given load.

        Beginning in 2000, we implemented a procurement process that shifted approximately 70% of our capital spending to several offshore manufacturers. To assure high levels of quality, we have contracted with several factories to manufacture system scaffolding exclusively for us. In addition, all of our products are built to our specifications, which are certified, both upon release by the factory and upon receipt by us. As a result of implementing this direct procurement strategy, we have reduced our equipment procurement costs by approximately 40%. This cost reduction has substantially reduced the capital required to support our growth and has allowed us to acquire scaffolding for the purpose of competing in the market for the sale of system scaffolding equipment.

        Tube-and-clamp scaffolding.    Tube-and-clamp scaffolding (also known as tube-and-coupler scaffolding) is the predecessor technology to system scaffolding. Because of the versatility of tube-and-clamp scaffolding, it is still used in conjunction with system work access solutions on complex structures. The major drawback to tube-and-clamp scaffolding is that it includes a series of separate pieces that must be bolted together. For this reason, tube-and-clamp scaffolding is more labor intensive to assemble and is typically used only to augment system scaffolding.

        Frame-and-brace scaffolding.    Frame-and-brace scaffolding consists of pre-constructed pieces of vertical panels, supported by diagonal bracing, with the horizontal platform typically consisting of wood planks. Frame-and-brace scaffolding is typically used on commercial projects. While it is less labor-intensive to erect than system work access solutions, frame-and-brace scaffolding is less versatile and therefore more limited in its application.

Equipment Sales

        Historically, equipment sales have represented a very low percentage of our total revenue and for the year ended December 31, 2005, equipment sales represented less than 4% of our total revenue. This revenue includes reimbursements from rental customers for lost or damaged equipment, which can be significant. Although our network of service centers and our well-known brand names suggest that equipment sales would represent a natural revenue generation opportunity, traditionally we preferred to offer equipment rental. Also, our procurement costs were an impediment to enhancing margins from selling equipment.

        We now source equipment globally, which allows us to compete with manufacturers for sales to competitors, contractors and plant owners. In addition to generating attractive gross profit margins, the increased volume allows us to lower our procurement costs. Our equipment sales strategy has enhanced our relationships with several contractors that prefer to own a portion of their total scaffolding or forming and shoring equipment. These relationships help position us to capture future equipment rentals from these contractors because these customers prefer to rent the same type of work access solutions as they own.

        We also sell equipment from our existing fleet, which allows us to "refresh" our inventory with new equipment and to rebalance the geographical distribution of our equipment.

EMPLOYEES AND DEPENDENCE ON LABOR

        We meet a portion of our staffing needs through the hiring of temporary employees. We typically employ a staff of between 6,000 to 7,000, of which approximately 35% are represented by a labor union. On average, we have approximately 5,000 employees in the United States and 1,500 employees in Canada, of which 400 are employed in the formwork and shoring business and the remainder are employed in the work access solutions business. While we have excellent relations with these unions and have experienced no material work stoppages during the past eight years, we cannot assure that strikes or other types of conflicts with unions or personnel will not arise. Since our business is labor intensive, any such activity could have a material adverse effect on our financial condition, results of operations and cash flows.

        Because our business is labor intensive, our financial performance is affected by the availability of qualified personnel and the cost of labor. The availability of labor can vary depending on market conditions. While we have been successful in hiring workers for our projects, we cannot assure that sufficient labor will be available in the future or that the cost of labor will not rise, either of which could have an adverse effect on our financial condition, results of operations and cash flows.

Item 1A.    Risk Factors

        The following risk factors, as well as factors described elsewhere in this Form 10-K, or in other filings by us with the Securities and Exchange Commission ("SEC"), could adversely affect our consolidated financial condition, results of operations or cash flows. Other factors not presently known to us or that we currently believe are not material could also affect our business operations and financial results.

Effects of seasonality and cyclicality—there are seasonal fluctuations in demand for our services. Further, we have experienced a degree of cyclicality in the markets we service.

        The market for industrial work access solutions experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries elect to close down for turnarounds during the first and fourth quarters. Our utility clients follow a similar pattern. Conversely, commercial non-residential building construction, particularly in the renovation business, occurs throughout the year but is heaviest in the second and third quarters.

        The effects of seasonal changes in demands for our services may lead to:

  •
  low inventory utilization during periods of low demand;

  •
  an inability to service all of our customers during periods of high demand;

  •
  competitive pricing pressure during periods of low demand;

  •
  periods of low cash flow; and

  •
  quarter-to-quarter volatility in revenue and earnings.

        Historically, the market for work access solutions has been cyclical. In particular, demand for non-residential building construction and capital projects is highly cyclical. In addition, when refining products are in high demand or the price of pulp is high, refineries and pulp and paper mills often delay overhauls. The cyclical nature of our end-markets could have a material adverse effect on us because it could negatively impact our sales and lower our asset utilization.

Concentration of customers—losing certain customers would materially and adversely affect our revenue.

        Our 10 largest customers accounted for 36% of our 2005 revenues. One customer accounted for $37.6 million or 11%, $35.6 million or 11% and $40.7 million or 8% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Another customer accounted for $37.3 million or 11%, $34.6 million or 10% and $31.9 million or 7% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. In addition, another customer accounted for $38.1 million or 8% of 2005 revenues. The loss of any of our large customers would have a material adverse effect on our financial condition, results of operations and cash flows.

Dependence on labor—our business is labor intensive and a lack of availability of labor force or increases in the cost of labor available to us could materially affect our financial performance.

        Our business is labor intensive, and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. The availability of labor can vary depending on market conditions and the labor market has tightened significantly in recent periods, particularly along the gulf coast and in Western Canada. If sufficient labor is not available in the future or the cost of labor rises, we may not be able to meet the demands of our customers or our operating margins may be negatively impacted. Approximately 35% of our employees are represented by labor unions. If strikes or other types of conflicts with unions or personnel were to occur, our business could be adversely affected by a loss of revenues, increased costs or reduced profitability.

Dependence on certain industries—the cyclical or poor financial performance of a small group of industries could materially adversely affect our revenue.

        Our financial performance is dependent upon the continued viability and financial stability of our customers, which are in turn substantially dependent on the viability and financial stability of the oil, petrochemical, chemical, utilities, pulp and paper and construction industries. During economic downturns, the ability of our customers to make capital expenditures may decline significantly, which could result in fewer projects or the suspension or cancellation of existing or planned projects and difficulty in collecting amounts owed to us for work completed or in progress. The factors affecting these industries in general, and our customers in particular, could have a material adverse effect on our revenue and could also adversely affect our liquidity and cash flow from operating activities.

Fixed unit-price contract risk—we charge some of our customers under fixed unit-price contracts and we bear the risk of costs in excess of our estimates.

        Fixed unit-price contracts accounted for approximately 33% of our revenue for the year ended December 31, 2005. As part of our strategy, we plan to enter into an increasing number of fixed unit-price contracts, which may have terms of up to five years. In fixed unit-price contracts, our fees per unit are determined at the beginning of an engagement and are subject to very limited adjustment based on the costs we actually incur to perform the required work under the contract. The cost that we actually incur in fulfilling these contracts may vary from our initial estimates. Unanticipated cost increases may result from several factors, including increases in the cost of labor and delays in erecting and dismantling the scaffolding. Further risks associated with fixed unit-price contracts include the risk that client relationship considerations will limit our ability to recover for costs in excess of our estimate, even if the terms of our contracts permit us to recover for these costs. Any failure to anticipate technical problems, estimate time and expense accurately or control costs during performance of a fixed unit-price contract can reduce our profitability or cause a loss.

Safety risks—our operations are subject to hazards that could result in personal injury or death, work stoppage or serious damage to our equipment on the property of our customers.

        Our operations, which include the assembly and disassembly of, and the movement of materials, equipment and personnel across, temporary structures often at great heights, are subject to hazards that could result in personal injury or death, work stoppage or serious damage to our equipment or the property of our customers. To protect ourselves against such casualty and liability risks, we maintain insurance. Our deductibles are $1,000,000 per incident for general liability and workers' compensation liability and $350,000 for automobile liability. We maintain insurance with third parties for liability in excess of these deductibles. In 2005 our insurance costs of $10.6 million consisted of $5.8 million in claims handling costs and payments made on claims below our deductibles and $4.8 million for premium payments. Our high deductibles may cause us to incur significant costs. Also, if our insurance premiums or other costs rise significantly in the future as a result of an increased incidence of claims or otherwise, our profitability could be reduced. In addition, while we maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.

        Furthermore, because our historically strong safety record is a key marketing tool in our bids for work access solutions projects, future incidents involving personal injuries or other on-site accidents may hinder our ability to compete for new bids or to retain current customers.

Dependence on key personnel—we rely on key management and other personnel and losing certain employees could materially affect our financial performance and prospects.

        Our continued success depends to a large extent upon the continued services of our senior management and of employees having critical client relationships. The loss of the services of any of these employees could have a material adverse effect on our revenue, our financial performance and management.

The industries in which we operate are highly competitive and we cannot assure that we will be able to increase or maintain our market share.

        The industries in which we operate are highly competitive. We believe that competition in the work access solutions industry and the forming and shoring industry is based on a number of factors, including reputation, customer service, safety, price, speed and reliability. Many of our competitors have significantly greater access to financial resources than we do and as a result may be better able to successfully compete. While we believe that we currently have a strong position in the industries in which we operate, we cannot assure that we will be able to increase or maintain our market share.

Acquisition strategy—there are various risks associated with our plan to acquire other work access solutions, specialty craft and multi-craft services providers.

        We intend to expand our business by acquiring other work access solutions, specialty craft and multi-craft service providers. If:

  •
  suitable acquisition candidates are not available;

  •
  acquisitions cannot be completed on reasonable terms;

  •
  we are unable to successfully integrate the operations of any acquired entity; or

  •
  we are unable to raise the funds necessary to make acquisitions,

then we may not be able to expand our business as planned.

        Some of the risks associated with our acquisition strategy include problems inherent in integrating new businesses such as a potential loss of customers and key personnel and a potential disruption in operations. In addition, our ability to make acquisitions may be limited by restrictions contained in our debt agreements.

Access to additional capital—we may not have the ability to raise additional funds necessary for future capital spending and/or acquisitions.

        Our business requires significant capital to purchase equipment to replace damaged equipment and to expand our business. If we do not have funds available to purchase replacement equipment, we may not be able to service our current customers. If we do not have funds available to add additional equipment, we may not be able to expand our business. Part of our business plan is to make strategic acquisitions, which will add to our market share and profitability. If we do not have funds available to make strategic acquisitions, we may not be able to expand our business as rapidly as we may otherwise. The inability to raise additional capital could have a material adverse effect on us.

Substantial leverage—our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligation to service our current indebtedness.

        We are highly leveraged and have significant debt service obligations. As of December 31, 2005, our total long-term indebtedness was $491.4 million, excluding unused commitments under our Amended Credit Facility.

        Our substantial indebtedness could:

  •
  limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate activities;

  •
  require us to dedicate a substantial portion of our operating cash flow to payments on our indebtedness, thereby reducing the availability of our cash flow to fund other areas of our business;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  make us more vulnerable in the event of a downturn in general economic conditions or in our business; and

  •
  expose us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates.

Restrictive covenants—our debt agreements contain provisions that restrict our operations.

        Among other things, the operating and financial restrictions and covenants contained in our debt agreements restrict, condition or prohibit us from:

  •
  incurring or guaranteeing additional indebtedness;

  •
  creating liens on our assets;

  •
  making investments;

  •
  creating restrictions on the payment of dividends or other amounts to us;

  •
  entering into transactions with affiliates;

  •
  merging or consolidating with any other person; or

  •
  selling, assigning, transferring, leasing, conveying or otherwise selling certain of our assets.

        In addition, our Amended Credit Facility contains financial and operating covenants and prohibitions, including requirements that we maintain certain financial ratios and use a portion of excess cash flow and proceeds of asset sales to repay indebtedness under it.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of these restrictions or covenants could cause a default under our debt agreements. In such an event, the lenders could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable.

Fluctuations in foreign exchange rates, especially a depreciation of the Canadian dollar against the U.S. dollar, could negatively impact our revenue, which we record in U.S. dollars.

        As a result of the acquisition of the operations of Aluma, we gained significant operations in Canada. The financial statements of our subsidiaries outside the United States are measured using the local currency (mostly Canadian dollars) as the functional currency and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date and the results of operation of such subsidiaries are translated at the average exchange rate during the relevant period. Exchange rates between Canadian dollars and U.S. dollars in recent years have fluctuated significantly and may do so in the future, which could cause increases or decreases in our total assets and net income. To fund the acquisition of Aluma, we borrowed CDN$70.3 million under our Amended Credit Facility. Simultaneously, we loaned CDN$132.0 million to our Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, we have a net receivable exposure of approximately CDN$61.7 million on which we recognize currency gains and losses. From the date of the acquisition of Aluma to December 31, 2005, the U.S. dollar weakened against the Canadian dollar by approximately 5.5% resulting in a foreign currency transaction gain of $2.7 million. However, a depression of the Canadian dollar against the U.S. dollar would have a negative impact on our revenues, which we record in dollars, as the results of our Canadian operations would become lower in U.S. dollars.

Rising interest rates will have a substantial impact on our interest expense under our variable rate debt and will adversely affect our ability to make our debt payments.

        Interest under our variable rate debt accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will adversely affect our ability to make our debt payments. At December 31, 2005, we held approximately $491.4 million of long-term debt, with approximately $289.0 million subject to variable interest rates. If interest rates increased by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings, or the favorable impact declining rates would have on cash interest expense.

Failure to maintain adequate internal controls over our scaffolding rental fleet could lead to errors in our financial reporting and inhibit our ability to manage expenses.

        In the fourth quarter of 2005, we initiated a physical inventory of our rental fleet and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified a $14.0 million variance between our fixed asset records and the inventory physically observed. The cause of the $14.0 million variance was traced back to improperly functioning controls in two areas: (i) transfers of rental fleet between our locations and their subsequent dispositions were not recorded properly in our perpetual inventory records, and (ii) we did not perform periodic comprehensive reconciliations of our perpetual fleet inventory records to amounts recorded in our books and other records. As a result of the foregoing, our management concluded that these internal control issues represented a material weakness in our system of internal controls and that our disclosure controls and procedures were ineffective as of December 31, 2005 as a result of such material weakness.

        Due to the significant volume of transactions and deficiencies in the retention of records necessary to comprehensively inspect prior periods, we could not specifically identify or allocate the shortage to distinct fiscal years with any certainty. Accordingly, the full amount of the required asset write-off was recorded as a non-cash charge in the fourth quarter of 2005.

        We have taken corrective actions to institute new policies and procedures for the tracking of our equipment disposals and transfers between our locations. We have also adopted a new policy to periodically conduct physical inventories of these assets at each location on a recurring basis. In addition, the process of reconciling perpetual inventory records with our fixed asset ledgers will be performed at the conclusion of each quarter.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We operate facilities in 89 locations (88 field offices and 1 headquarters location). Our formwork and shoring business has 15 field offices and shares field offices with our work access solutions business in eight other locations. We maintain a substantial inventory of work access solutions and forming and shoring devices at our field offices as well as at customer sites throughout the United States, Canada, Mexico, England and Dubai. Our facilities are concentrated near our customers to minimize transportation costs, shorten lead times and strengthen our oversight and project management abilities. We own two locations in Canada; two in Texas; and one each in Alabama, Florida, Georgia and Louisiana. We lease the remaining 81 facilities as well as one site used for our corporate headquarters. Our facilities typically include a small office, warehouse and yard and range in size from 2,000 to 40,000 square feet under roof with yards from half an acre to more than nine acres.

Item 3.    Legal Proceedings

        We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in 2005.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        All of our outstanding common stock is held by the LLC and, accordingly, there is no established public trading market for our common stock. We have paid no dividends since inception and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.

Item 6.    Selected Financial Data

        The following table presents selected historical financial data for DLJ Brand (the Predecessor company) for the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002 and for Brand Intermediate for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005, and has been derived from our audited consolidated financial statements. The selected historical financial data as of December 31, 2002, 2003, 2004 and 2005, for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005, may not be directly comparable to the selected historical financial data as of December 31, 2001 and for the year ended December 31, 2001 and the period from January 1, 2002 through October 16, 2002 related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" to the acquisition of the Predecessor company by Brand Acquisition Corp. on October 16, 2002. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto included elsewhere herein.

	Predecessor		Brand Intermediate Holdings, Inc.
	Year Ended December 31, 2001	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	(Dollars in Thousands)
INCOME STATEMENT DATA:
Revenue	$305,089	$290,473	$79,296	$347,737	$333,954	$491,376
Operating expenses	232,292	218,480	65,303	279,223	264,413	385,178

Gross profit	72,797	71,993	13,993	68,514	69,541	106,198
Selling and administrative expenses	42,785	32,502	10,008	44,125	45,145	80,534
Non-cash compensation	—	2,491	—	—	233	1,388
Transaction expenses	—	5,297	—	—	—	—

Operating income	30,012	31,703	3,985	24,389	24,163	24,276
Interest expense	22,750	15,525	7,105	32,718	33,673	40,803
Interest income	(609)	(151)	(159)	(267)	(284)	(252)
Foreign currency (gain) loss	—	—	—	—	—	(2,712)
Loss on interest rate and foreign currency swaps	—	—	—	—	—	1,288
Redeemable preferred stock dividend expense	7,308	6,576	—	—	—	2,388

Income (loss) before provision for Income tax	563	9,753	(2,961)	(8,062)	(9,226)	(17,189)
Provision (benefit) for income tax	—	1,335	(1,116)	(2,221)	(2,420)	(2,733)

Net income (loss)	$563	$8,418	$(1,845)	$(5,841)	$(6,806)	$(14,456)

OTHER DATA:
Net cash provided by (used for):
Operating activities	29,441	36,219	8,449	36,601	26,848	29,530
Investing activities	(20,564)	(10,182)	(527,648)	(10,148)	(12,728)	(244,558)
Financing activities	644	(34,813)	520,132	(8,170)	(22,812)	207,209
Depreciation and amortization	26,616	18,303	9,130	38,503	28,935	35,195
Cash interest expense(1)	20,251	13,280	5,678	26,522	26,173	32,364
Capital expenditures	19,635	12,821	3,708	11,921	14,092	35,219
	December 31,
	2001	2002	2003	2004	2005
	(Dollars in Thousands)
BALANCE SHEET DATA:
Working capital	$22,542	$35,850	$53,624	$42,010	$56,510
Total assets	257,436	605,738	590,659	567,575	823,071
Long-term debt (including current portion and revolving loan)	195,510	307,732	306,532	291,514	484,598
Notes payable and capital lease obligation (including current portion)	4,917	2,708	825	777	828
14.5% senior exchangeable preferred stock	55,050	—	—	—	—
Redeemable Preferred Stock	—	—	—	—	32,337
Stockholder's equity (deficit)	(36,857)	221,793	219,379	213,960	204,133

(1)
Cash interest expense represents total interest expense less amortization of deferred financing fees, amortization of the discounts on long-term debt, accretion of the Holdings Notes and accretion of the Old Subordinated Note. Amortization of deferred financing fees were $545, $546, $433, $380, $1,109, $1,420 and $1,699 for the year ended December 31, 2001, for the periods from January 1, 2002 through October 16, 2002 and from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003, 2004 and 2005, respectively. Amortization of the discounts on long-term debt was $84, $412, $468 and $532 for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005, respectively. Accretion of the Holdings Notes was $963, $4,675, $5,612 and $6,208 for the period from October 17, 2002 through December 31, 2002 and the years ended December 31, 2003, 2004 and 2005, respectively. Accretion of the Old Subordinated Note was $1,638, $1,953, and $1,812 for the years ended December 31, 2000 and 2001 and the period from January 1, 2002 through October 16, 2002, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

OVERVIEW

        We believe we are the largest North American provider of work access solutions. We provide industrial and commercial markets with turnkey work access solutions, including labor, for the design, erection and dismantlement of scaffolding, rental of scaffolding equipment and sales of new and used scaffolding equipment. Our services in the industrial scaffolding market facilitate access to tall structures that require ongoing maintenance, periodic overhauls of existing structures (known as "turnarounds") and new construction (known as "capital projects"), principally in the refining, petrochemical, chemical, utility and pulp and paper industries. Our services in the commercial market primarily serve the non-residential building construction and renovation markets. Our turnkey services include equipment rental, labor for the erection and dismantlement of scaffolding, scaffolding design services and the sale of scaffolding equipment. We also provide specialty craft services such as insulation, safety services and carpentry.

        Following our acquisition of the operations and assets of Aluma in July 2005, we entered a second business segment, providing engineered solutions for complex formwork and shoring projects ranging from pre-engineered systems to custom-designed formwork and shoring solutions. In the U.S. and Canada, pre-engineered systems are typically rented to customers on a project-by-project basis whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on large civil projects, such as bridges. Internationally, Aluma has historically provided pre-engineered systems. For the year ended December 31, 2005, we recorded revenues and operating income of $39.4 million and $4.8 million, respectively, for this new business segment.

KEY FACTORS AFFECTING OUR BUSINESS

        We operate in a highly competitive industry. The work access solutions industry is comprised of a few large work access solutions companies and a large number of engineering and construction firms, multi-craft providers and other local work access solutions providers. As a result, we compete on the basis of delivered price as well as on the basis of customer service and safety.

        Our operating results are influenced by a broad range of factors, including those outlined below.

Effects of Seasonality

        The market for industrial work access solutions and forming and shoring services experiences seasonal fluctuations in demand. For instance, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. On the other hand, non-residential construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third quarter.

Effects of Cyclicality

        Historically, the demand for industrial work access solutions and forming and shoring solutions has varied significantly from year to year. In particular, demand for nonresidential construction and capital projects is highly cyclical. Any sustained downturn or upturn in demand for our services will directly impact our revenues and expenses. For instance, in the past three years, revenues from capital projects (new plant construction, plant expansions and modifications) have declined from 18% of our revenues in 2003 to 2% of our revenues in 2005. An upturn in demand in this market component would cause an increase in our revenues.

Effects of Changes in Foreign Currency Exchange Rates

        When we acquired the assets and operations of Aluma, we significantly increased our exposure to the impact of changes in the exchange rate between the Canadian dollar and the U.S. dollar because most of the assets and operations of Aluma are located in Canada. As a result, our reported levels of revenues and operating income in future years will be impacted by changes in the exchange rate between the Canadaian dollar and the U.S. dollar.

Effects of Changes in Interest Rates

        We are a highly leveraged business. At December 31, 2005, we had outstanding approximately $491.4 million of long-term debt, with approximately $289.0 million subject to variable interest rates. If interest rates increased by 100 basis points our annualized cash interest expense would increase by approximately $2.9 million.

KEY FACTORS AFFECTING OUR RESULTS

Revenues

        We rent equipment under month-to month rental contracts and provide services under both fixed-fee and time and materials short-term contracts. Our basic business is the rental of scaffolding and forming and shoring equipment. We derive incremental revenues and profits by providing erection, dismantlement and other services. We also periodically sell new scaffolding and concrete forming and shoring equipment to third parties.

        We typically provide ongoing maintenance services under long-term contracts with a duration ranging from one to five years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, we believe that the necessity for ongoing maintenance and turnarounds provides a stable, recurring revenue base.

Cost of Sales

        Our cost of sales consists of the cost of labor revenues, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses. The cost of labor revenues consists of salaries and related payroll expenses that we pay to our employees who provide our work access solutions and forming and shoring solutions erection, dismantlement and other services. These costs vary directly with our labor revenues. The cost of equipment rentals principally consists of depreciation expense and the costs to transport our rental equipment to and from our customer sites. Divisional operating expenses are the costs to man and operate our field locations. These costs tend to vary directly with total revenues.

Gross Margin

        We use the gross margin (gross profit divided by revenues) of each of our revenue sources to monitor the profitability of our business. Typically, we expect that our cost of labor revenues will vary directly with our labor revenues. As a result, we expect that our labor gross margin should be relatively constant and we investigate reasons that it may vary. Because a large component of our cost of rental revenues is depreciation expense, which is a semi-variable cost, we expect that our gross margins on rental revenues should increase as rental revenues increase. From time to time we sell new scaffolding and concrete forming and shoring equipment. Because our primary business is the rental of this equipment, we expect that we will realize a gross margin in excess of 30% on such sales.

Selling and Administrative Expenses

        Our selling and administrative expenses consist of salaries and other payroll-related costs for our executive, administrative, financial and marketing functions, as well as certain taxes, insurance and professional service fees.

Interest Expense

        Our interest expense includes the interest on our long-term debt, any borrowings under our revolving debt facility and notes payable, commitment fees for our Amended Credit Facility, and amortization of the related fees to execute required financing arrangements

Loss on Interest Rate and Foreign Currency Swaps

        When we acquired the assets and operations of Aluma, we increased our exposure to changes in foreign currency exchange rates because the majority of Aluma's assets and operations are located in Canada. In addition, we increased our exposure to changes in interest rates because the debt we assumed to acquire Aluma is variable interest rate debt. To mitigate our risk related to changes in the rate of exchange between the Canadian dollar and the U.S. dollar, and to mitigate our risk related to rising interest rates, we entered into several interest rate and foreign currency swaps during 2005. As we more fully describe in Note 13 of our consolidated financial statements, we determined that we would not account for these as hedges. As a result, we record the change in fair market value of these financial instruments in this line of our income statement.

Foreign Currency Transaction Gain

        To fund the acquisition of Aluma, our U.S. subsidiary, BSI, borrowed CDN $70.3 million under our Amended Credit Facility and loaned CDN $132.0 to our Canadian subsidiary to purchase the Canadian assets of Aluma. As a result, we have a Canadian dollar denominated net receivable on the books of our U.S. subsidiary which changes in value as the rate of exchange rate between the Canadian dollar and the U.S. dollar changes. We record this change in value in this line of our income statement. In particular, because we have a net Canadian receivable on the books of a U.S. subsidiary, we will record unrealized gains if the Canadian dollar strengthens against the U.S. dollar. On the other hand, if the Canadian dollar weakens against the U.S. dollar, we will record unrealized losses.

Redeemable Preferred Stock Expense

        We issued redeemable preferred stock during 2005 to finance the acquisition of Aluma. As we more fully discuss in Note 12 of our consolidated financial statement, we account for the redeemable preferred stock as debt because it has a mandatory redemption feature. As a result, we charge the related dividends to expense in this line of our income statement.

CRITICAL ACCOUNTING POLICIES

        A summary of our significant account policies is included in Note 2 to our consolidated financial statements. The preparation of financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments. Our most critical accounting policies and estimates are described below.

Acquisition Accounting

        We have made several acquisitions in recent years. We have accounted for all of these acquisitions in accordance with the purchase method, and accordingly, we have included the results of their operations in our consolidated statement of operations from the respective date of acquisition. We allocated the purchase price of each acquisition to its identifiable assets and liabilities, and we recorded any excess of the cost over the fair value of the net identifiable assets acquired as goodwill. Our initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of a purchase price has historically not had a material impact on our consolidated results of operations, we cannot guarantee the same results in future acquisitions.

Impairment Policies

        We account for our long-lived assets, excluding goodwill and tradenames, in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires our management to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

        We account for goodwill and tradenames in accordance with SFAS No. 142, which requires us to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. For purposes of SFAS No. 142, we have determined that we will perform our impairment analysis on a consolidated enterprise level. Because quoted market prices are not available, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Workers' Compensation and Health Benefit Claims

        As part of our ongoing business, we make payments on claims for workers' compensation and health benefits. We have purchased insurance coverage for large claims. We estimate our future workers' compensation and health benefit liabilities using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers' compensation and health benefit claims of $16.0 million as of December 31, 2005, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from our actual future liabilities related to workers compensation and health benefit claims.

Revenue Recognition

        We rent equipment under month-to-month rental contracts and provide services under both fixed-fee and time-and-materials short-term contracts. We recognize revenues on services provided on a fixed-fee basis over the contractual period based upon the percentage of completion method. We determine percentage of completion by comparing costs actually incurred on each contract to total estimated costs to complete each contract. We recognize losses on individual contracts as soon as we determine that our total estimated costs exceed our fixed fee arrangement for that contract. We recognize revenues for services provided on a time-and-materials basis when we provide the related service.

        We periodically sell new scaffolding and concrete forming and shoring equipment directly to third parties. We recognize revenue upon shipment and record as operating expense the cost of the scaffolding or concrete forming equipment sold on the first-in first-out method. In addition, we periodically sell used scaffolding and concrete forming and shoring equipment to third parties, primarily to rental customers. We recognize revenue for the proceeds of such sales and record as operating expense the net book value of the scaffolding or concrete forming equipment. We determine net book value assuming the oldest inventory is sold first, as we maintain inventory records on a group basis.

ACQUISITIONS

        On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma. The purpose of the transaction was to expand our market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in our consolidated financial statements from July 29, 2005 to December 31, 2005. The aggregate purchase price for Aluma was $241.1 million, consisting of purchase price and acquisition related costs of $217.3 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our Amended Credit Facility (See Note 10 to our consolidated financial statements), and through the issuance of our redeemable preferred stock (See Note 11 to our consolidated financial statements). In connection with the acquisition, we recorded goodwill of $44.1 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

        On June 1, 2004, we purchased the assets of Levitator, Inc., a commercial work access solutions company, for an aggregate purchase price of $1.0 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, we recorded goodwill of $0.2 million based upon the allocation of the purchase price. The acquisition was accounted for using the purchase method of accounting, and accordingly has been included in the financial statements from the date of the acquisition.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

        Revenue.    Total revenues increased to $491.4 million for the year ended December 31, 2005 from $334.0 million for the year ended December 31, 2004, which represented an increase of $157.4 million or 47.1%. The acquisition of Aluma accounted for $110.3 million of this increase. Excluding the acquisition of Aluma, revenues increased $47.1 million or 14.1% as a result of strong demand for work access solutions in all of our markets in 2005. Our revenues derived from the refinery and chemical market increased 12.2% driven by several turnarounds in the United States.

        Gross Profit.    Gross profit for the year ended December 31, 2005 was $106.2 million or 21.6% of revenues compared to 2004 gross profit of $69.5 million or 20.8% of revenues. The acquisition of Aluma accounted for $34.7 million of 2005 gross profit. Excluding the acquisition of Aluma, gross profit increased $2.0 million or 2.8% to $71.5 million.

        Gross profit for 2005 includes a one-time non-cash write-down of equipment of $14.0 million resulting from a physical inventory of our scaffolding equipment which was performed in November 2005. As more fully described in Note 14, we believe that the write-down resulted from scaffolding equipment that was lost, scrapped or destroyed over a period of several years. We recognized the full impact of the loss of such equipment in the $14.0 million write-down. The write-down has not affected our ability to provide rental equipment to our customers nor has it increased our future capital expenditure requirements. Excluding the impact of the acquisition of Aluma and the impact of the equipment write-down, gross profit for 2005 would have been $85.5 million or 22.4% of revenues compared to $69.5 million or 20.8% in 2004.

        Organic gross profit (i.e. gross profit excluding the impact of acquisitions) on labor services increased 12.0% to $51.9 million or 17.5% of labor revenues as compared to 2004 gross profit on labor services, which was $46.3 million or 17.8% of labor revenues. The slight decline in labor gross margin percentage was principally due to higher than normal labor costs on a large capital project in the United States. Organic gross profit on equipment rentals increased 28.6% to $49.1 million in 2005 or 63.5% of equipment revenues as compared to 2004 gross profit on equipment rentals of $38.2 million or 57.5% of equipment rental revenues. The improvement in organic gross margin on equipment rental was driven by a 16.5% increase in equipment rental revenues while total equipment rental costs remained relatively flat, increasing only 0.2% between years. Organic divisional operating costs increased 7.1% to $24.1 million in 2005 or 4.9% of revenues as compared to 2004 divisional operating costs of $17.0 million or 5.1% of revenues due to higher salary expenses needed to support the 14.1% rise in organic revenues and due to higher truck and maintenance expense partially driven by higher fuel costs.

        Selling and Administrative Expenses.    Selling and administrative expenses increased $35.4 million to $80.6 million in 2005. The acquisition of Aluma accounted for $22.1 million of the increase and non-recurring charges and expenses accounted for $3.9 million of the increase. Non-recurring charges and expenses are comprised of $2.1 million in severance charges related to our former CEO and other executive positions, $0.6 million of duplicate salaries for the CEO position, $0.6 million in recruiting and relocation fees for new executives, $0.3 million of professional fees related to tax restructuring, and $0.3 million of moving and other integration costs related to the acquisition of Aluma. Selling and administrative expenses also increased as a result of increases in bonus and sales commission expenses of $5.4 million, bad debt expenses of $1.2 million, travel expenses of $0.7 million and salaries and benefits of $0.6 million.

        Operating Income.    As a result of the factors discussed above, operating income increased by $0.1 million to $24.3 million for the year ended December 31, 2005 from $24.2 million for the year ended December 31, 2004.

        Interest Expense.    Interest expense increased by $7.1 million to $40.8 million for the year ended December 31, 2005, from $33.7 million for the year ended December 31, 2004. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our Amended Credit Facility and the interest expense in respect of the additional $185.0 million in senior debt under our Amended Credit Facility drawn in connection with the acquisition of Aluma, and the compounding effect of interest on the Holdings Notes.

        Redeemable Preferred Stock Dividend Expense.    Preferred stock dividend expense in 2005 arose from our issuance of preferred stock to finance the acquisition of Aluma. As further discussed in Note 12 to our consolidated financial statements, because the preferred stock has a mandatory redemption date, it is reflected as debt in the consolidated financial statements and the related dividends are recorded as preferred stock dividend expense.

        Foreign Currency Transaction Gain.    To fund the acquisition of Aluma, on July 29, 2005 BSI borrowed CDN$70.3 million under the Amended Credit Facility. Simultaneously, BSI loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, BSI has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From the date of the acquisition of Aluma to December 31, 2005, the U.S. dollar weakened against the Canadian dollar by approximately 5.5% resulting in a foreign currency transaction gain of $2.7 million.

        Loss on Interest and Foreign Currency Rate Swaps.    As more fully described in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," during 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure to our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the year ended December 31, 2005, we recorded a gain of $0.2 million on our interest rate swaps and a loss of $1.5 million on our currency swaps.

        Provision for Taxes.    For the year ended December 31, 2005, the benefit for income taxes was recorded at an effective rate of 15.9% versus an effective tax rate of 26.2% for the year ended December 31, 2004. The primary reasons for the decrease in the effective tax benefit rate are (i) we recorded preferred dividend expense in 2005 which is non-deductible for tax purposes and (ii) our non-deductible non-cash compensation expense in 2005 was higher than the amount we recorded in 2004.

Our overall effective tax rate is also impacted by interest expense that we cannot deduct for tax purposes. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in Note 18 to our consolidated financial statements.

        At December 31, 2005, we had approximately $97 million in federal net operating losses that we can use in future years to reduce our federal tax payments. We anticipate that we will be able to utilize the federal net operating losses before they expire in various years between 2012 and 2023.

Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

        Revenue.    Total revenue declined to $334.0 million for the year ended December 31, 2004 from $347.7 million for the year ended December 31, 2003, which represented a decrease of $13.7 million, or 4.0%. The primary reason for the decrease was a $27.1 million decrease in revenue derived from the power utility capital sector, much of which was anticipated, due to large projects in the Northeast and on the West Coast that were completed in 2003. This decrease was partially offset by increases in demand for our services in the commercial and other industrial markets.

        Gross Profit.    Gross profit for the year ended December 31, 2004 was $69.5 million or 20.8% of revenues compared to 2003 gross profit of $68.5 million or 19.7% of revenues. Overall gross profit increased by $1.0 million or 1.5% for the year ended December 31, 2004 compared to the year ended December 31, 2003. Labor gross profit increased by $0.4 million despite a $7.1 million decrease in labor revenues. The percentage of labor gross profit to labor revenues increased to 17.8% in 2004 from 17.2% in 2003, primarily due to lower insurance claim costs. Equipment rental gross profit increased $2.1 million despite a $6.1 million decrease in rental revenue. The primary reason for this was an $8.4 million decrease in depreciation expense that resulted from groups of assets that became fully depreciated at the end of 2003. These increases were partially offset by a decline in equipment sales gross profit of $0.3 million, primarily due to a $0.6 million decrease in equipment sales revenue, and an increase in divisional operating expenses of $1.2 million. Higher truck expense, primarily due to higher fuel and maintenance costs, was the main factor in the divisional operating expense increase.

        Selling and Administrative Expenses.    Selling and administrative expenses increased $1.0 million to $45.1 million for the year ended December 31, 2004, from $44.1 million for the year ended December 31, 2003. This was primarily the result of increased salaries and travel expenses as well as small increases in a number of miscellaneous accounts, partially offset by lower depreciation expense.

        Operating Income.    As a result of the factors discussed above, operating income decreased by $0.2 million, or 0.9%, to $24.2 million for the year ended December 31, 2004 from $24.4 million for the year ended December 31, 2003.

        Interest Expense.    Interest expense increased by $1.0 million to $33.7 million for the year ended December 31, 2004, from $32.7 million for the year ended December 31, 2003. This increase was primarily due to bank fees associated with obtaining waivers and amendments to our Amended Credit Facility and the compounding effect on interest on the Holdings Notes. These increases were partially offset by the impact of lower senior debt levels due to principal prepayments made in December 2003 and March 2004.

        Income Tax Benefit.    For the year ended December 31, 2004, the benefit for incomes taxes was recorded at an effective rate of 26.2% versus an effective rate of 27.5% for the year ended December 31, 2003. This rate was lower than the U.S. statutory rate of 34.0% primarily due to Canadian taxes paid and a portion of the interest expense on the Holdings Notes not being deductible for tax purposes.

        Net Loss.    Net loss increased $0.9 million to $6.8 million for the year ended December 31, 2004 from $5.9 million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically utilized internal cash flow from operations and borrowings under the Amended Credit Facility to fund our operations, capital expenditures and working capital requirements. As of December 31, 2005, we had working capital of $57.8 million, including cash and cash equivalents of $6.3 million.

        For the years ended December 31, 2003, 2004 and 2005, cash provided by operating activities was $36.6 million, $26.8 million and $29.5 million, respectively.

        We believe that our existing working capital, borrowings available under our Amended Credit Facility and internal cash flow from operations should provide sufficient resources to support current business activities. To the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions or experience strong incremental demand.

        One of our major uses of cash is capital expenditures, primarily comprised of equipment expenditures. Our maintenance capital expenditures generally relate to acquiring scaffolding planks, trucks and other equipment. Expansion capital expenditures are discretionary and generally relate to acquiring new work access solutions and vehicles. These expenditures vary annually based on our level of work access solutions rental activity and growth opportunities. Capital expenditures were $11.9 million, $14.1 million and $35.2 million, for the years ended December 31, 2003, 2004 and 2005, respectively. Future capital expenditures are expected to be at levels approximately equal to the 2005 levels.

        During 2005 we acquired substantially all of the operations and operating assets of Aluma. The aggregate purchase price for Aluma was $241.1 million, consisting of purchase price and acquisition related costs of $217.3 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our Amended Credit Facility, and through the issuance of our redeemable preferred stock.

        In July 2005, we amended our Old Credit Facility in connection with the acquisition of Aluma. Our Amended Credit Facility provides for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facility and a synthetic letter of credit facility of up to $15.0 million. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. As of December 31, 2005, we had no borrowings outstanding under the revolving portion of the Amended Credit Facility and had total outstanding letters of credit of $34.3 million.

        The Amended Credit Facility contains financial and operating covenants, which require, among other things, that we maintain certain financial ratios, and imposes limitations on our ability to make capital expenditures, to incur indebtedness, and to pay dividends.

        The interest rate on the term loans under the Amended Credit Facility is variable. For the years ended December 31, 2003, 2004 and 2005, the weighted average interest rate on the term loans was 5.2%, 4.8% and 6.6%, respectively.

        Our estimated interest payment obligation under our Amended Credit Facility for 2006 is $22.5 million, including commitment and letter of credit fees. We are required to make semi-annual interest payments on the Senior Notes in the amount of $9.0 million in April and October of every year until the Senior Notes mature in October 2012. We are not required to begin making interest payments on the Holdings Notes until 2008, as these notes are pay-in-kind.

OFF-BALANCE SHEET ARRANGEMENTS

        As security for our performance to insurers, we are contingently liable under letters of credit in the amounts of $34.5 million and $34.3 million at December 31, 2004 and 2005, respectively. These letters of credit generally have no scheduled expiration date. We pay fees to various banks that range from 3.25% to 4.25% per annum of their face value. If we were required to replace outstanding letters of credit as of December 31, 2005, management believes that the replacement cost would not vary significantly from the present fee structure.

CONTRACTUAL OBLIGATIONS

        The following is a summary of payments due under our contractual cash obligations as of December 31, 2005 (dollars in thousands):

	Payments due in:
	Total	2006	2007	2008	2009	2010	After 2010
Term Loan Principal	$288,959	$2,904	$2,904	$2,904	$2,904	$2,904	$274,439
Expected Interest Payments on Term Loan (1)	122,929	20,740	20,531	20,321	20,111	19,902	21,324
Senior Notes Principal	150,000	—	—	—	—	—	150,000
Expected Interest Payments on Senior Notes	126,000	18,000	18,000	18,000	18,000	18,000	36,000
Holdings Notes Principal	52,457	—	—	—	—	—	52,457
Expected Interest Payments on Holdings Notes	64,449	—	—	8,538	8,538	8,538	38,835
Redeemable Preferred Stock	32,337	—	—	—	—	—	32,337
Expected Dividends on Redeemable Preferred Stock	121,989	—	—	—	—	—	121,989
Operating Leases	17,160	6,136	4,392	2,511	1,819	787	1,515
Notes Payable and Capital Leases	828	370	370	88	—	—	—
Total Contractual Cash Obligations	$977,108	$48,150	$46,197	$52,362	$51,372	$50,131	$728,896

(1)
The interest rate on the term loan under our Amended Credit Facility is floating. For purposes of this table we are using the December 31, 2005 interest rate of 7.2% for all periods. Also, we have the option to make voluntary prepayments on the term loan and are required by the Amended Credit Facility to make prepayments equal to 50% of the free cash flow generated in each year as defined in the Amended Credit Facility. For purposes of this table we have not attempted to estimate what, if any, prepayments might be made throughout the life of the term loan.

EFFECT OF INFLATION; SEASONALITY

        Inflation has not generally been a material factor affecting our financial condition, results of operations or cash flows. Our general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

        The market for industrial work access solutions and formwork and shoring services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. Our work for power utilities follows a similar seasonal pattern. Conversely, non-residential building construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third quarters.

CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". We selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires us to expense stock options prospectively, beginning in the year of adoption. We expensed $0.2 million and $1.4 million of stock options for the years ended December 31, 2004 and 2005, recorded in our consolidated income statement under Non-cash compensation.

        Prior to 2004, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the year ended December 31, 2003, no stock-based employee compensation expense was recorded as all options granted under those plans had an exercise price greater than the fair market value of the underlying equity on the date of grant.

NEW ACCOUNTING STANDARDS

SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R")

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107") which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123R.

        In April 2005, the SEC issued FR-74, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment" ("FR-74"). FR-74 allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for us), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS No. 123R; it only changes the implementation date of the standard.

        We adopted SFAS No. 123R using the modified-prospective method on January 1, 2006 and do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151")

        In November 2004, the FASB issued SFAS No. 151, which amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB No. 43"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for us) with earlier application permitted. We implemented SFAS No. 151 effective January 1, 2006, and do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154")

        In May 2005, the FASB issued SFAS No. 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It requires, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We implemented SFAS No. 154 effective January 1, 2006, and do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN No. 47")

        In March 2005, the FASB issued FIN No. 47 which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We implemented FIN No. 47 as of December 31, 2005 and do not expect that it will have a material impact on our financial condition, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155")

        In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 addresses several issues relating to accounting for financial instruments, including permitting fair value measurement of any hybrid financial instrument that contains an embedded derivative and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS

No. 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments issued or acquire after the fiscal year that begins after September 15, 2006 (January 1, 2007 for us), with earlier application permitted. We have not yet determined the timing of adoption or the full impact of SFAS No. 155. However, we do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At December 31, 2005, we held approximately $491.4 million of long-term debt, with approximately $289.0 million subject to variable interest rates. If interest rates increased by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million. This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings, nor the favorable impact declining rates would have on cash interest expense.

        In order to mitigate the interest rate risk related to changes on our variable rate debt, we have entered into two interest rate swap agreements with terms commencing December 31, 2005. Under these agreements, we will pay fixed interest rates for three years and will receive floating interest rate payments based on the U.S. 90-day LIBOR and 90-day Canadian bankers acceptances. During years one and two the notional value of the U.S. Dollar swap is $50 million and reduces to $25 million in the final year of the agreement, while the notional value of the Canadian dollar swap is $35 million in years one and two, reducing to $17.5 million in the final year of the agreement. Based upon current variable debt outstanding, if interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $2.1 million after taking into consideration the effect of these interest rate swaps.

        Foreign currency exposures arise from transactions denominated in a currency other than our reporting currency, U.S. dollars, and from foreign denominated revenue and profit translated into U.S. dollars. As a result of our purchase of substantially all of the operations and the operating assets of Aluma effective July 29, 2005, we are subject to foreign currency risk associated with our investment in a Canadian company. In order to mitigate our exposure to changes in the value of the Canadian dollar we have subsequently entered into an $80 million U.S. dollar/Canadian dollar currency swap agreement for a period of three years commencing on December 31, 2005. The notional amount of the swap is $80 million during years one and two and reduces to $40 million during the final year of the agreement. A change in the Canadian dollar/U.S. dollar exchange rate of 10% could have an annual impact upon our net income of approximately $1.3 million, excluding the impact of U.S.-Canadian dollar hedges. We earn an immaterial portion of our revenues in currencies other than U.S. or Canadian dollars, including Mexican pesos. We do not hedge against fluctuations in those other currencies.

Item 8.    Financial Statements and Supplementary Data

        See "Index to Financial Statements" on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As discussed in Note 14 to the consolidated financial statements, in November 2005 we initiated a physical inventory of our scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment that could no longer be physically located. Management believes that these scaffolding assets were most likely lost, stolen, scrapped or installed at a client site, in each case without having been properly recorded in our scaffolding equipment perpetual records and other books and records.

        The absence of the $14.0 million in scaffolding equipment has been attributed to deficiencies in internal controls over transfers of scaffolding equipment between our locations and our failure to perform periodic comprehensive reconciliations of our perpetual scaffolding equipment records to our fixed asset system and other books and records.

        These internal control issues represented a material weakness in our system of internal controls which led to inaccurate recording of these types of scaffolding equipment transactions over a period of several years. Due to the number of transactions, passage of time since many of the transactions have occurred, and the deficiencies in the documentation and controls over these activities, we could not specifically identify or allocate the scaffolding equipment asset write-offs to distinct fiscal years with any certainty. Accordingly, the full amount of the scaffolding equipment asset write-offs are recorded as a non-cash charge in the fourth quarter of 2005.

        As a result of the deficiencies discussed above, management, under the direction of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e)) as of December 31, 2005. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of December 31, 2005, due to the material weakness noted above.

        We have taken corrective actions to institute new policies and procedures for the tracking of scaffolding equipment disposals and transfers between our locations, including the following:

  •
  We will reconcile our scaffolding equipment perpetual inventory records with our other books and records on a quarterly basis.

  •
  We have instituted new policies to ensure that all scaffolding equipment transactions are recorded in the perpetual inventory records on a timely basis.

        In addition, we have adopted a new policy to conduct physical inventories of these assets at each location at least once a year.

        Management believes that implementation of these policies and procedures will remediate the material weakness described above.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to our directors and executive officers as of March 30, 2006. Each director and officer holds office until a successor is elected and qualified or until his earlier death, resignation or removal.

Name	Age	Position and Offices
John W. Breckenridge	44	Chairman and Director
Paul T. Wood	45	Chief Executive Officer, President and Director
Anthony R. Rabb	38	Chief Financial Officer and Vice President, Finance
George R. Fleck	47	Vice President, Administration
David J. Witsken	38	Vice President, Sales, Marketing & Business Development
George R. Bissel	48	Vice President, Resource Management
Guy S. Huelat	44	Vice President, Operations-Southwest Region
John A. Durkee	44	Vice President, Operations-Northern Region
James "Marty" McGee	50	Vice President, Operations-Southeast Region
Stephen F. Tisdall	52	Vice President, Operations-Concrete Construction
Michael D. Batchelor	59	Vice President, Operations-Canada Region
Christopher C. Behrens	45	Director
David R. Hang	30	Director
Jeffrey G. Marshall	61	Director
John M. Monter	58	Director
Delbert L. Williamson	66	Director

        John W. Breckenridge is a Consulting Partner in the New York office of JPMP. He was named a director of Brand effective February 28, 2005 and was elected Chairman of the Board of Directors effective July 20, 2005. Previously, Mr. Breckenridge was a Partner in the Japan office of J.P. Morgan Partners Asia Pte. Ltd. Before becoming a Partner with J.P. Morgan Partners Asia Pte. Ltd in 2001, Mr. Breckenridge spent seven years with Invensys, most recently as Chief Operating Officer of Densei-Lambda KK, a publicly traded Japanese electronics manufacturer with operations around the world. Prior to his assignment in Japan, Mr. Breckenridge was General Manager of several other Invensys divisions and Vice President of Sales and Marketing at another subsidiary in Texas. Earlier in his career, Mr. Breckenridge was the Vice President and General Manager of a U.S. subsidiary of Strafor-Facom SA and held engineering and technical sales positions at ATT Technology Systems (now Lucent). Mr. Breckenridge holds a B.S. from the University of Vermont. Mr. Breckenridge is non-executive chairman of the board of directors of Noble Environmental Power and serves on the board of directors of KRATON Polymers and Winergy Power.

        Paul T. Wood has served as our Chief Executive Officer and one of our directors since January 1, 2005. Mr. Wood was previously employed by General Electric for 15 years. During that time Mr. Wood served in a series of functional and general management assignments, and most recently was the General Manager of GE's Installation and Field Services business, a worldwide provider of installation and maintenance services for the utility, refinery and chemical industries. Mr. Wood has over 20 years of general management and industry experience. Mr. Wood holds a B.S. and M.S. from the Ohio State University in Welding & Metallurgical Engineering, graduated from General Electric's executive management training program and is a certified Six Sigma Black Belt.

        Anthony A. Rabb has served as our Chief Financial Officer and Vice President, Finance since April 11, 2005. Mr. Rabb has over 14 years experience with manufacturing and service companies in the United States and Europe. From 2001 through 2005, Mr. Rabb served as the Chief Financial Officer for General Electric's Infrastructure Sensing unit in Atlanta, Georgia. This unit was a $500 million technology and manufacturing company with over 3,000 employees in 17 countries. Prior to that position Mr. Rabb was Director of Operations Planning and Analysis for the Webvan Group. Mr. Rabb began his career in 1991 with General Electric and served in various financial management positions of leadership in the United States and Europe. He is also a graduate of GE's Financial Management Program, is Six Sigma Certified and holds a B.A. in Economics from the University of Colorado.

        George R. Fleck has served as our Vice President, Administration since January 2006. Prior to joining us, he was Vice President—Human Resources for Wise Foods, a $400 million regional snack food provider which is owned by a private equity firm. Before joining Wise, Mr. Fleck spent 12 years with Philips Electronics where he held various roles of increasing responsibility in Human Resources. Mr. Fleck received an M.B.A. from the University of Toledo and a B.S. from Wright State University.

        David J. Witsken has served as our Vice President, Sales, Marketing & Business Development since May 2005. Prior to joining Brand, Mr. Witsken spent 18 years in various positions of leadership at General Electric, most recently as General Manager in the Energy Services business division. Mr. Witsken received a B.S. from the University of Cincinnati, an M.B.A. from Westminster and is Six Sigma Certified.

        George R. Bissel has served as our Vice President, Materials & IT since March 2005. Prior to joining Brand, Mr. Bissel spent over 24 years at General Electric, most recently as Program Manager for strategic planning and business modeling with GE Energy Services. Mr. Bissel received a B.S. from Worchester Polytechnic Institute. He is a graduate of the GE Manufacturing Management Program and is a certified Six Sigma Black Belt.

        Guy S. Huelat has been our Vice President, Operations—Southwest Region, since October 2002. Prior to that, he was Vice President, Resource Management since January 1997. Prior to joining us, Mr. Huelat was a Plant Manager from 1989 to 1994 and a Materials Manager from 1994 to 1996 at Cooper Industries, Inc. From 1996 to 1997, he was Director of Logistics for Planning and Customer Service for Kimble Glass, Inc., a designer and producer of glass tubing and fabricated glass products. Mr. Huelat holds a B.S. from Gannon University.

        John A. Durkee has been our Vice President, Operations—Northern Region since January 2006. Prior to joining Brand, Mr. Durkee spent 15 years in various positions of leadership at General Electric, most recently as the General Manager of the Northern Region for Energy Services. Mr. Durkee received a B. S. from Manhattan College. He is a graduate of the GE Field Engineering Program and is Six Sigma Certified.

        James "Marty" McGee has served as our Vice President, Operations—Southeast Region since 1996. From 1993 until 1996, Mr. McGee held various regional management positions with RIS and Waste Management Technologies. He has been with us in various management positions since 1981, including President, Southern Regional Scaffolding in 1993, Southern Region Manager in 1994 and Vice President, Southern Operations for WMX Services group, from 1995 to 1996. Mr. McGee attended Louisiana State University of New Orleans.

        Stephen F. Tisdall has been Vice President, Aluma Systems Concrete Construction since July 29, 2005. Prior to his current position, Mr. Tisdall was President, Concrete Construction of Aluma Systems, Inc. He has over thirty years of experience in various positions worldwide, including careers with RMD, Symons, and SGB. Mr. Tisdall studied Civil Engineering and Concrete Technology in Dublin and London.

        Michael D. Batchelor has been our Vice President, Operations—Canada Region since July 29, 2005. Mr. Batchelor was employed as President, Industrial Services of Aluma Systems Canada, Inc. from Jan 28, 2003 until July 28, 2005. He has held a number of operating positions with progressively greater responsibility, including Vice President and General Manager for Canada Region (1997-2002) and President and General Manager, U.S. Region (2002). Mr. Batchelor's entire 36-year career has been in the scaffolding and shoring equipment industry, starting with Patent Scaffolding in 1969. He worked for Anthes Equipment Ltd. from 1971 to 1988; Aluma acquired Anthes in 1989. He first gained skills in systems engineering design and product development and then moved into sales and management.

        Christopher C. Behrens is a Partner in the New York office of JPMP, member of the firm's Investment Committee and has been a director of Brand since October 2002. He focuses on making investments in the Industrial, Distribution and Energy sectors. Prior to joining JPMP in 1994, he was a Vice President in the Merchant Banking Group of The Chase Manhattan Corporation. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens serves on the board of directors of Berry Plastics, Chromalox, Noble Environmental Power and Madisonville Gas Processing.

        David R. Hang is a Principal in the New York office of JPMP and has been a director of Brand since July 2005. He focuses on making investments in industrial, distribution and services companies. Mr. Hang holds a B.S. from The McIntire School of Commerce at the University of Virginia. Mr. Hang serves as a director of Vetco International and Brand Services.

        Jeffrey G. Marshall was appointed to the Board of Directors effective December 1, 2005. Mr. Marshall currently is Chairman of Smith Marshall, a strategic consultancy partnership. He is a member of the board of directors of Toronto Hydro Corporation; Neenah Foundry Company; Ormet Corporation; and Wakefield Thermal Solutions, Inc. From 1997 to 2003, Mr. Marshall was President and Chief Executive Officer of Aluma Enterprises, Inc.

        John M. Monter has been a director of Brand since 1996. From 1996 to 2004, Mr. Monter served as our Chief Executive Officer and President. Effective January 1, 2005, Mr. Monter resigned as Chief Executive Officer and President. Prior to joining Brand, he held a variety of corporate and operating assignments at Cooper Industries, Inc., an electrical products and tools and hardware manufacturer, where he began his career in 1977. Mr. Monter was President of the Bussmann Division of Cooper, which manufactures electrical overcurrent fuses, from 1992 to 1996. Mr. Monter has been a director of Belden, Inc. since May 2000. Mr. Monter holds a B.S. from Kent State University and an M.B.A. from the University of Chicago.

        Delbert L. Williamson was elected to the Board of Directors in September 2005. Mr. Williamson is currently a consultant to the energy industry. He retired from General Electric in February 2005 after a 45-year career with that company. His last position with General Electric was President, Global Sales for General Electric Energy.

AUDIT COMMITTEE

        Our audit committee is comprised of David R. Hang (Chairperson), Christopher C. Behrens and Delbert L. Williamson. Delbert L. Williamson is "independent" as defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. Our board of directors has determined that it does not have an "audit committee financial expert" serving on its audit committee. Our board of directors believes that the committee members have the appropriate experience and ability to perform the duties of the audit committee, although no member meets the definition of an "audit committee financial expert" as that term is defined in Item 401(h)(2) of Regulation S-K, as amended, promulgated by the SEC.

CODE OF ETHICS

        We have adopted a code of ethics that applies to our Chief Executive Officer, Advisory Team Members, Senior Financial Officers, including the Controller and other persons performing similar functions, and all other management. This code of ethics is posted on our website, located at www.brandscaffold.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11.    Executive Compensation

COMPENSATION COMMITTEE

        Compensation of our management is determined by a committee comprised of Messrs. Behrens and Breckenridge.

EXECUTIVE COMPENSATION

        The following table sets forth the compensation earned by the Chief Executive Officer and the most highly paid executive officers for services rendered in 2003, 2004 and 2005:

Summary Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Company's matching 401-K contribution($)
Paul T. Wood	2005	400,000	780,922	9,000	—
Chief Executive Officer	2004	—	—	—	—
	2003	—	—	—	—
Anthony A. Rabb	2005	150,000	180,003	—	—
Chief Financial Officer, Vice President,	2004	—	—	—	—
Finance	2003	—	—	—	—
Raymond L. Edwards(1)	2005	184,163	192,427	—	1,842
Vice President, Operations Support	2004	179,670	—	—	1,659
	2003	174,428	—	—	2,000
David J. Witsken	2005	126,667	152,000	—	—
Vice President, Sales, Marketing &	2004	—	—	—	—
Business Development	2003	—	—	—	—
George R. Bissel	2005	134,464	166,157	56,829	—
Vice President, Resource Management	2004	—	—	—	—
	2003	—	—	—	—
Guy S. Huelat	2005	181,011	216,557	4,846	1,810
Vice President Operations—	2004	171,870	—	—	1,587
Southwest Region	2003	166,857	—	—	2,000
David R. Cichy(2)	2005	183,182	182,625	8,400	1,832
Vice President Operations—	2004	170,518	—	7,835	1,646
Northern Region	2003	165,963	—	6,300	2,000
James "Marty" McGee	2005	184,649	216,661	8,400	990
Vice President Operations—	2004	171,954	—	—	1,654
Southeast Region	2003	166,940	—	—	2,000
Stephen F. Tisdall	2005	95,448	546,435	3,500	7,036
Vice President Operations—	2004	—	—	—	—
Concrete Construction	2003	—	—	—	—
Michael D. Batchelor	2005	116,859	494,361	3,500	5,721
Vice President Operations—	2004	—	—	—	—
Canada Region	2003	—	—	—	—
John M. Monter(3)	2005	449,010	—	15,588	2,100
	2004	449,010	—	16,398	2,050
	2003	436,363	—	15,879	2,000

        The individuals named in the foregoing table are collectively referred to as the "Brand Advisory Team."

        (1) Mr. Edwards resigned as Vice President, Operations Support effective December 31, 2005.

        (2) Mr. Cichy resigned as Vice President Operations—Northern Region effective December 31, 2005.

        (3) Mr. Monter resigned as President and Chief Executive Officer effective January 1, 2005.

Equity Incentive and Stock Options

        In addition to compensation reflected in the foregoing table, the LLC has provided members of the Brand Advisory Team an opportunity to participate in both a time-based equity incentive program and a performance-based equity incentive program. During 2003 and 2004 no grants were made to the current members of the Brand Advisory Team. In 2005, the following grants were made to Brand Advisory Team members:

  1.
  Mr. Paul Wood was granted 7,375 Class A units, 153,488 Class B units and 525,000 Class C-1 units. In addition, he was allowed to make a co-leveraged investment in 150,000 Class B units that vest only in the event of a "transaction" as defined by the Amended and Restated Limited Liability Agreement of the LLC;

  2.
  Each of Guy Huelat, Raymond Edwards, David Cichy, and James McGee were allowed to convert 39,822 Class C units into 39,822 Class C-1 units;

  3.
  George Bissel, Anthony Rabb, Stephen Tisdall and David Witsken were each granted 52,787 Class C units and 39,822 Class C-1 units; and

  4.
  George Fleck was granted 92,610 Class C units.

Employment Agreements

        Paul Wood has entered into an employment agreement with us which became effective January 1, 2005 pursuant to which he will serve as Chief Executive Officer. The employment agreement terminates on December 31, 2007 and provides for an annual salary of not less than $400,000. The employment agreement will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by us or Mr. Wood not less than 60 days prior to the end of the then-current term. Mr. Woods was given a starting bonus of $50,000 and equity interests in our parent, Brand Holdings, LLC. Mr. Wood is also eligible for a bonus of up to 150% of his base salary. In the event Mr. Wood's employment term is terminated by us for cause or terminated by Mr. Wood other than for good reason, he is entitled to his base salary through the date of termination, earned bonus for the prior fiscal year but not yet paid, $50,000, and any unreimbursed business expenses. In the event that Mr. Wood's employment term is terminated by reason of his death or disability or by us without cause or by Mr. Wood for good reason, Mr. Wood will be entitled to (i) his base salary through the date of his termination, earned bonus for the prior fiscal year but not yet paid, $50,000, and any unreimbursed business expenses; (ii) continued payment of his base salary through the first anniversary of his termination (the "Severance Period"); (iii) continued coverage under our welfare benefits for up to the end of the Severance Period or such time as Mr. Wood is eligible to receive comparable welfare benefits; and (iv) a pro rated amount of the bonus Mr. Wood would have otherwise received. In the event that Mr. Wood's employment term is terminated by reason of his death or disability or by us without cause or by Mr. Wood for good reason, or in connection with a change of control, Mr. Wood will be entitled to sell to us his equity interests in the LLC. As a part of the employment agreement, Mr. Wood has entered into covenants prohibiting him from competing with us, working for any of our competitors or using proprietary information for a 12-month period following the termination of his employment.

        Anthony A. Rabb's compensation arrangements provide for an annual base salary of $180,000. In the event Mr. Rabb's employment is terminated for any reason other than cause, he will be entitled to his base salary for a period of 12 months following termination and continued coverage under medical and other insurance benefits.

        Each of Guy S. Huelat, James McGee, and David R. Cichy (the "Executives") has entered into an employment agreement with us, each of which became effective October 16, 2004, for terms effective through October 16, 2007. The employment agreements will automatically extend thereafter for one-year terms unless a written notice to terminate is provided by us not less than 30 days nor more than 60 days prior to the end of the then-current term. We are obligated to establish a nonqualified deferred compensation plan for certain of the Executives pursuant to which we shall make an annual contribution during each year of such Executive's employment term in an amount equal to 15% of such Executive's base salary. The employment agreements provide that if within 24 months following a change of control an Executive's position is eliminated, their salary or bonus reduced or their employment is terminated, the Executive will be entitled to terminate his employment and receive his base salary and other benefits for a period of 24 months following such termination. As a part of each employment agreement, each Executive has entered into covenants prohibiting such Executive from competing with us, working for any of our competitors or using proprietary information for a 12-month period following his departure from us. Each Executive's receipt of post-termination severance benefits is conditioned upon such Executive releasing us from certain potential claims and upon such Executive's compliance with confidentiality and non-competition provisions included in the employment agreement.

        Michael Batchelor's compensation arrangements provide for an annual base salary of CDN$336,690. Mr. Batchelor will be awarded a retention bonus equal to $275,000 for each year of the first three full years Mr. Batchelor remains with us. In the event Mr. Batchelor's employment is terminated for any reason other than cause, he will be entitled to a portion of any unpaid retention bonus, his then-current salary for a period of 12 months following termination and continued coverage under medical and other insurance benefits.

        Stephen Tisdall's compensation arrangements provide for an annual base salary of CDN$275,000. Mr. Tisdall will be awarded a retention bonus equal to CDN$281,166 for each year of the first three full years Mr. Tisdall remains with us. In the event Mr. Tisdall's employment is terminated for any reason other than cause, he will be entitled to any unpaid retention bonus, his then-current salary for a period of 12 months following termination and continued coverage under medical and other insurance benefits. In the event that the formwork and shoring operations are to be sold, Mr. Tisdall will be given first opportunity to negotiate a management led buy-out.

        On June 20, 2005, John Monter and BSI entered into a Second Amended and Restated Employment Agreement. Under the employment agreement Mr. Monter's employment term shall end December 31, 2006. For the year ending December 31, 2005, Mr. Monter received a base salary of $449,000 and for the year ending December 31, 2006, Mr. Monter shall receive a retainer of not less than $150,000. In addition to the base salary, we shall make a credit on Mr. Monter's behalf to a nonqualified deferred compensation plan in an amount equal to 25% of Mr. Monter's base salary during the year ending on December 31, 2005. During the employment term, Mr. Monter shall continue to participate in our standard benefit plans. Mr. Monter will also be entitled to receive certain severance benefits. Mr. Monter will receive total cash payments of $1,347,338 payable over 36 months as follows: (i) during the period beginning January 1, 2006 and ending December 31, 2007, we shall pay to Mr. Monter a monthly payment in the amount of $37,056; and (ii) during the period beginning January 1, 2008 and ending December 31, 2008, we shall pay to Mr. Monter a monthly payment in the amount of $38,167. From January 1, 2007 until December 31, 2008, Mr. Monter shall be entitled to participate, on a basis no less favorable than our other senior executives, in such medical plan as we may maintain.

Equity Programs

        Our executive officers and certain of our other team members are offered the opportunity to invest in equity securities of the LLC pursuant to the following equity participation programs.

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

        Under the time-based equity incentive program, certain members of our management have an opportunity to earn, as a group, up to 2% of the fully diluted equity of the LLC (as calculated at the time of the closing of the Transaction). Such time-based equity units shall vest over a five-year period, with various restrictions and accelerators.

        Under the performance-based equity incentive program, certain members of our management have an opportunity to earn, as a group, up to 12% of the fully diluted equity of the LLC (as calculated at the time of the closing of the Transaction). The percentage of the outstanding performance-vesting incentive units that shall vest will be determined by the net equity valuation of the LLC at a liquidity event or at the seventh anniversary of the closing of the Transaction.

        The Leveraged Employee Co-Investment Program.    Certain of our managers, including our executive officers, were given the opportunity to participate in a leveraged employee co-investment program. Under this program, the LLC provided these managers with eight-year term loans, bearing interest at a cumulative rate per annum equal to 3.27%, for the purpose of financing such managers' purchase of additional equity interests in the LLC. The executive officers and team members borrowed approximately $2.9 million to purchase equity interests in the LLC under this plan. Each loan made to a manager is secured, at a minimum, by a pledge of all of the equity interests in the LLC purchased by such manager with the proceeds of the loan.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

        All of the issued and outstanding common stock of BSI is owned by Brand Intermediate Holdings, Inc. and all of the issued and outstanding common stock of Brand Intermediate Holdings, Inc. is owned by the LLC. The following table sets forth certain information with respect to the beneficial ownership of the voting equity interests of the LLC as of March 1, 2006, by (i) each person or group known to us who beneficially owns more than five percent of the common stock of the LLC and (ii) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner	Number of Voting Equity Interests	Percentage of Class
J.P. Morgan Partners (BHCA), L.P. 1221 Avenue of the Americas, 39th Floor New York, NY 10020(1)	13,466,227	72.4%
Teachers Insurance and Annuity Association of America 730 Third Avenue New York, NY 10019	1,210,164	6.5
John M. Monter(2)	411,482	2.2
Paul T. Wood(2)	303,488	1.6
Anthony A. Rabb(2)	37,500	0.2
George R. Fleck(2)	12,195	0.1
David John Witsken(2)	37,500	0.2
George R. Bissel(2)	35,000	0.2
Guy S. Huelat(2)	54,602	0.3
John A. Durkee(2)	—	—
James "Marty" McGee(2)	60,825	0.3
Stephen Tisdall(2)	37,500	0.2
John W. Breckenridge(2)(3)	13,466,227	72.4
Christopher C. Behrens(2)(3)	13,466,227	72.4
David R. Hang(2)(3)	13,466,227	72.4
All directors and officers as a group(3)	14,456,319	77.7

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

(2)
The address for officers and directors is c/o Brand Services, Inc., 15450 South Outer Highway 40, #270, Chesterfield, MO 63017.

(3)
Includes 13,466,277 shares held by BHCA and its affiliates. Messrs. Breckenridge, Behrens and Hang are partners and/or associates of J.P. Morgan Partners, LLC, an affiliate of BHCA and therefore may be considered to share the beneficial ownership of the shares held by BHCA and its affiliates. Messrs. Breckenridge, Behrens and Hang disclaim beneficial ownership of these shares.

Item 13.    Certain Relationships and Related Transactions

        JPMorgan Chase Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co., is a lender under the Amended Credit Facility. J.P. Morgan Chase & Co. will receive interest and other payments as a lender under the Amended Credit Facility. In addition, JPMorgan Chase Bank is a counterparty to interest rate swap agreements and a currency swap agreement with us.

        During the year ended December 31, 2005, J.P. Morgan Securities received fees of approximately $1.7 million for services provided in connection with Amended Credit Facility amendments.

        Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and

J.P. Morgan Partners Global Investors (Cayman) II, L.P., who collectively own 61.4% of the equity interests (72.4% of the voting equity interests) in our parent company, Brand Holdings, LLC. John W. Breckenridge and Christopher C. Behrens, who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of each of J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., and J.P. Morgan Partners Global Investors (Cayman) II, L.P.

        In connection with the 2005 acquisition of Aluma, JPMP received a financial advisory fee of $2.0 million.

        In connection with the 2005 issuance of our redeemable preferred stock, JPMP received a placement fee of $0.6 million.

Item 14.    Principal Accounting Fees and Services

        The following fees were paid to Ernst & Young LLP for services rendered during the years ended December 31, 2004 and 2005:

        AUDIT FEES: $184,493 and $530,577 for 2004 and 2005, respectively, for services rendered for the audits of our financial statements, SEC registration statement filings and reviews of the financial statements included in our Forms 10-Q.

        AUDIT-RELATED FEES: $12,480 and $83,650 for 2004 and 2005, respectively, for services rendered for assurance and related services reasonably related to the performance of the audits of our financial statements not reported under the caption "Audit Fees" above.

        TAX FEES: $176,844 and $569,012 for 2004 and 2005, respectively.

        ALL OTHER FEES: $1,014,012 in 2005 for due diligence services in connection with the purchase of Aluma.

        Consistent with the SEC's requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to the commencement of the specified service. All services provided by Ernst & Young, LLP subsequent to May 6, 2003, have been preapproved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of the report:

(1)
Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2004 and 2005

    Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2004 and 2005

    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

    Notes to Consolidated Financial Statements

  (2)
  Financial Statement Schedules

    Ratio of Earnings To Fixed Charges Calculation

  (3)
  Exhibits—See Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Brand Intermediate Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Brand Intermediate Holdings, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholder's equity, and cash flows for the Company for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal controls. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brand Intermediate Holdings, Inc. and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 16 to the financial statements, in 2004 the Company changed its method of accounting for stock-based compensation.

ERNST & YOUNG LLP
St. Louis, Missouri
April 10, 2006

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenue:
Labor	$267,964	$260,825	$349,386
Equipment rental	72,408	66,335	124,018
Equipment sales	7,365	6,794	17,972

Total revenue	347,737	333,954	491,376

Operating expenses:
Labor	222,005	214,485	292,239
Equipment rental	36,395	28,182	44,992
Scaffolding equipment write-off	—	—	13,996
Equipment sales	5,005	4,720	9,841
Divisional operating expenses	15,818	17,026	24,110

Total operating expenses	279,223	264,413	385,178

Gross profit	68,514	69,541	106,198
Selling and administrative expenses	44,125	45,145	80,534
Non-cash compensation	—	233	1,388

Operating income	24,389	24,163	24,276
Interest expense	32,718	33,673	40,803
Interest income	(267)	(284)	(252)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Redeemable preferred stock dividend expense	—	—	2,338

Loss before benefit for income tax	(8,062)	(9,226)	(17,189)
Benefit for income tax	(2,221)	(2,420)	(2,733)

Net loss	$(5,841)	(6,806)	(14,456)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,408	$6,310
Trade accounts receivable, net of allowance for doubtful accounts of $1,605 in 2004 and $6,364 in 2005	57,864	117,207
Accrued revenue	2,115	6,292
Other current assets	7,798	12,594

Total current assets	82,185	142,403

PROPERTY AND EQUIPMENT:
Land	1,283	5,190
Buildings and leasehold improvements	3,518	6,278
Vehicles and other equipment	29,090	29,997
Scaffolding and forming and shoring equipment	195,356	309,387

Total property and equipment, at cost	229,247	350,852
Less—Accumulated depreciation and amortization	59,554	74,232

Total property and equipment, net	169,693	276,620

GOODWILL	247,325	292,601
OTHER ASSETS AND INTANGIBLES, NET	68,372	111,447

Total assets	$567,575	$823,071

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands except share amounts)

	December 31, 2004	December 31, 2005
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,047	$2,904
Current maturities of notes payable and capital lease obligations	350	370
Accounts payable and accrued expenses	37,264	79,585
Deferred revenue	1,514	3,034

Total current liabilities	40,175	85,893

LONG-TERM DEBT, LESS CURRENT MATURITIES	290,467	481,694

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES	427	458

REDEEMABLE PREFERRED STOCK	—	32,337

DEFERRED INCOME TAXES	22,546	18,556

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding, as of December 31, 2004 and 2005	—	—
Paid-in capital	224,445	225,833
Cumulative foreign currency translation adjustment	4,007	7,248
Accumulated deficit	(14,492)	(28,948)

Total stockholder's equity	213,960	204,133

Total liabilities and stockholder's equity	$567,575	$823,071

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,841)	$(6,806)	$(14,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Scaffolding equipment write-off	—	—	13,996
Deferred income tax benefit	(3,282)	(5,672)	(3,836)
Depreciation and amortization	38,503	28,935	35,195
Non-cash compensation	—	233	1,388
Non-cash interest expense	6,197	7,499	8,439
Gain on sale of scaffolding equipment	(828)	(1,110)	(3,337)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Redeemable preferred stock dividends	—	—	2,338
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,458	(2,486)	(25,459)
Accrued revenue	242	1,022	(1,594)
Other current assets	3,018	1,037	(1,147)
Accounts payable and accrued expenses	(5,262)	3,962	18,996
Deferred revenue	(20)	66	(61)
Other	(584)	168	492

Net cash provided by operating activities	36,601	26,848	29,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,921)	(14,092)	(35,219)
Proceeds from sales of property and equipment	1,773	2,384	7,928
Payments for acquisitions	—	(1,020)	(217,267)

Net cash used for investing activities	(10,148)	(12,728)	(244,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	185,153
Proceeds from redeemable preferred stock	—	—	30,000
Payment of deferred financing fees	—	(986)	(5,595)
Payments of long-term debt	(6,287)	(21,098)	(1,973)
Payments on capital lease obligations	(1,883)	(728)	(376)

Net cash provided by (used for) financing activities	$(8,170)	$(22,812)	$207,209

(Continued on following page)

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$18,283	$(8,692)	$(7,819)
IMPACT OF FOREIGN CURRENCY EXCHANGE RATES	—	—	(279)
CASH AND CASH EQUIVALENTS, beginning of year	4,817	23,100	14,408

CASH AND CASH EQUIVALENTS, end of year	$23,100	$14,408	$6,310

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$26,745	$26,074	$32,152
Income taxes paid	1,453	2,433	1,571
NON-CASH TRANSACTIONS:
Notes payable, issued in connection with acquisitions	—	421	—
Capital lease obligations	—	259	—

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands except share amounts)

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2002	$—	$223,498	$140	$(1,845)	$221,793
Comprehensive income (loss):
Net loss	—	—	—	(5,841)	(5,841)	$(5,841)
Translation adjustment	—	—	2,713	—	2,713	2,713

Comprehensive loss						$(3,128)

Accrued bonuses exchanged for LLC equity; subsequently contributed to additional paid in capital		714			714

Balance, December 31, 2003	$—	$224,212	$2,853	$(7,686)	$219,379

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2003	$—	$224,212	$2,853	$(7,686)	$219,379
Comprehensive income (loss):
Net loss	—	—	—	(6,806)	(6,806)	$(6,806)
Translation adjustment	—	—	1,154	—	1,154	1,154

Comprehensive loss						$(5,652)

Non-cash compensation		233			233

Balance, December 31, 2004	$—	$224,445	$4,007	$(14,492)	$213,960

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Continued)
(In thousands except share amounts)

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2004	$—	$224,445	$4,007	$(14,492)	$213,960
Comprehensive income (loss):
Net loss	—	—	—	(14,456)	(14,456)	$(14,456)
Translation adjustment	—	—	3,241	—	3,241	3,241

Comprehensive loss						$(11,215)

Non-cash compensation		1,388			1,388

Balance, December 31, 2005	$—	$225,833	$7,248	$(28,948)	$204,133

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.    ORGANIZATION AND BUSINESS

        Brand Intermediate Holdings, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings, LLC (the "LLC"). As of March 1, 2006, the voting equity interests of the LLC were owned 72.4% by J.P. Morgan Partners and its affiliates ("JPMP"), and 27.6% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Intermediate Holdings, Inc. All references to "the Company", "we", "us", or "our" mean Brand Intermediate Holdings, Inc. and its subsidiaries.

        Prior to the acquisition of Aluma (Note 4) in July 2005, the Company operated in one segment, "Work Access Services", providing work access services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Work access services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada. As a result of the acquisition of the operations of Aluma, the Company also provides engineered forming and shoring solutions for complex concrete construction projects ranging from pre-engineered technology systems to custom-designed formwork and shoring solutions to meet specific customer needs (the "Forming and Shoring Services" business). In the U.S. and Canada, pre-engineered technology systems are typically rented to customers on a project-by-project basis whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on large civil projects, such as bridges.

        The Company's services are not rendered to or dependent on any single customer within the industrial or commercial markets and, therefore, the Company does not believe a material concentration of credit risk exists. One customer accounted for $37.6 million or 11%, $35.6 million or 11% and $40.7 million or 8% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively; a second customer accounted for $37.3 million or 11%, $34.6 million or 10% and $31.9 million or 7% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively; and another customer accounted for $38.1 million or 8% of 2005 revenues. All of these customers purchase work access services.

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

Revenue Recognition

        The Company rents equipment under month-to-month rental contracts and provides services under both fixed-fee and time-and-materials short-term contracts. Services provided on a fixed-fee basis are recognized over the contractual period based upon the percentage of completion method. Percentage of completion is measured by the percentage of costs incurred for work completed to total estimated costs for each contract. Any losses on contracts are recognized in full in the period it becomes evident that such losses will occur. Services provided on a time-and-materials basis are recognized when earned as services are performed.

        The Company periodically sells new scaffolding and concrete forming and shoring equipment directly to third parties. The Company recognizes revenue upon shipment and records as operating expense, the cost of the scaffolding or concrete forming and shoring equipment sold on the first-in first-out cost method. The Company periodically sells used scaffolding and concrete forming and shoring equipment to third parties, primarily to its rental customers. The Company recognizes revenue for the proceeds of such sales and records as operating expense, the net book value of the scaffolding or concrete forming and shoring equipment. Net book value is determined assuming the oldest is sold first, as the Company maintains inventory records on a group basis.

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

Inventories

        The Company maintains minimal amounts of finished goods inventories for sales to customers. Inventories are accounted for using the first-in first-out (FIFO) cost method.

Property and Equipment

        Property and equipment (including major repairs and improvements that extend the useful life of the asset) are capitalized and stated at cost. Ordinary maintenance and repairs of equipment are charged to expense. The cost of property and equipment is depreciated over its estimated useful life on the straight-line method as follows:

Buildings	10 to 30 years
Vehicles and other equipment	3 to 8 years
Scaffolding and forming and shoring equipment	2 to 20 years
Leasehold improvements	Life of the applicable lease or life of the improvement, whichever is shorter

        For the years ended December 31, 2003, 2004 and 2005, depreciation expense was $33,838, $24,384 and $29,498, respectively.

Impairment Review Policies

        The Company accounts for its long-lived assets, excluding goodwill and tradenames, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

        Goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at the reporting unit level. SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment (referred as a component). A component of a segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that segment. According, the Company performs the impairment test on goodwill and intangible assets with indefinite lives at the operating segment for its Scaffolding Services business and its Forming and Shoring Services business. These impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill and intangible assets with indefinite lives may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Deferred Revenue

        Deferred revenue represents amounts billed or collected from customers in excess of revenues contractually earned. All of these amounts will be earned within one year.

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

Foreign Currency Translation

        The financial statements of the Company's subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulate translation adjustment account as a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net loss. The Company does not have any subsidiaries outside the United States located in highly inflationary economies.

Reclassifications

        Certain amounts have been reclassified in the 2004 consolidated balance sheets to conform to the 2005 presentation.

3.    NEW ACCOUNTING STANDARDS

SFAS No. 123 (revised 2004), Shared-Based Payment" (SFAS 123R)

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

        In March 2005, the Securities and exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

        In April 2005, the SEC issued FR-74, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment" (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS 123R; it only changes the implementation date of the standard.

        The Company adopted Statement 123(R) using the modified-prospective method on January 1, 2006 and it will not have a material impact on the Company's financial position, results of operations or cash flows.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151)

        In November 2004, the FASB issued SFAS 151, which amend Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company implemented SFAS 151 effective January 1, 2006, and it will not have a material impact on the Company's financial position, results of operations or cash flows.

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154)

        In May 2005, the FASB issued SFAS 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS 154 effective January1, 2006, and it will not have a material impact on the Company's financial position, results of operations or cash flows.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47)

        In March 2005, the FASB issued FIN 47 which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company implemented FIN 47 as of December 31, 2005 and it will not have a material impact on the Company's financial position, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140" (SFAS 155)

        In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 addresses several issues relating to accounting for financial instruments, including permitting fair value measurement of any hybrid financial instrument that contains an embedded derivative and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquire after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with earlier application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 155; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows.

4.    ACQUISITIONS

        On July 29, 2005, the Company purchased substantially all of the operations and the net operating assets of Aluma Enterprises, Inc. ("Aluma"), as defined by the terms of the Asset Purchase Agreement dated May 19, 2005. The purpose of the transaction was to expand the Company's market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in the Company's consolidated financial statements from the date of the acquisition.

        The purchase price paid for this acquisition was as follows:

Cash paid	$211,189
Direct acquisition costs	6,078

$217,267
Liabilities assumed	23,814

Total purchase price	$241,081

        Included in the total purchase price is $4.5 million of severance related costs, change in control payments to two former Aluma executives and estimated exit costs related to two existing Aluma facility leases which the Company determined, prior to the acquisition, it would not use. The affected employees were notified of their termination concurrent with the closing of the transaction and payments for the severance related costs were made on the date of the acquisition. The change in control payments assumed by the Company were earned by former Aluma executives that have accepted executive positions with the Company.

        The acquisition was principally financed through borrowings under the Company's amended and restated secured credit facility (Note 10) and through the issuance of the Company's redeemable preferred stock (Note 11).

        The Company obtained an independent third-party valuation of tangible and identifiable intangible assets, which consists of patents, trademarks and customer relationships. The excess of the total purchase price over the fair value of the assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. These fair values are based on preliminary information and are subject to change.

        The following table presents the estimated fair values of the assets acquired and the amount allocated to goodwill:

Current assets		$39,894
Property and equipment		114,515
Identifiable intangible assets:
Customer relationships	$30,753
Patents	280
Trademarks	11,585

		42,618

Total fair value of assets acquired		$197,027
Goodwill		44,054

Total purchase price		$241,081

        All of the goodwill arising in the Aluma acquisition has been assigned to the work access services segment.

        The Company is amortizing customer relationships over twelve years and patents over the life of the related patent. Trademarks will not be amortized as this intangible asset has an indefinite life.

        The following unaudited pro forma information assumes the acquisition occurred as of the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

	December 31, 2003	December 31, 2004	December 31, 2005
Revenue	517,177	545,345	638,368
Operating expense	391,837	398,893	482,114

Gross profit	125,340	146,452	156,254
Selling and administrative expenses	98,343	110,733	126,106
Non-cash compensation	—	233	1,388

Operating income	26,997	35,486	28,760
Interest expense, net	44,587	45,525	47,630
Foreign currency transaction gain	(7,396)	(3,235)	(1,977)
Loss on interest rate and foreign currency swaps	—	—	1,288
Preferred stock dividend expense	5,841	5,841	5,841

Loss before provision for taxes	(16,035)	(12,645)	(24,022)
Benefit for income taxes	(2,824)	(1,506)	(3,996)

Net loss	(13,211)	(11,139)	(20,026)

        On June 1, 2004, the Company purchased the assets of Levitator, Inc., a commercial scaffolding company, for an aggregate purchase price of $1.0 million in cash and a $0.4 million note payable. The price was allocated to the assets and liabilities assumed, based on relative fair values. In connection with the acquisition, the Company recorded goodwill of $0.2 million based upon the allocation of the purchase price. The acquisition has been included in the financial statements from the date of the acquisition.

5.    OTHER CURRENT ASSETS

        Other current assets consists of the following at December 31:

	2004	2005
Prepaid expenses	$3,608	$4,708
Inventory	3,978	7,487
Other	212	399

	$7,798	$12,594

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        As of December 31, 2004 and 2005, the Company's accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off once collection efforts are exhausted.

        Activity in the allowance for doubtful accounts for the three year period ended December 31, 2005 is as follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
Balance at beginning of year	$1,326	$1,365	$1,605
Additions charged to operating expenses	1,560	1,469	3,007
Acquisition of Aluma	—	—	3,539
Impact of foreign currency translation	—	—	127
Net write-offs	(1,521)	(1,229)	(1,914)

Balance at end of year	$1,365	$1,605	$6,364

7.    GOODWILL

        Goodwill represents the amount paid in connection with the Transaction and acquisitions (see Note 4) in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgements about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

Balance at December 31,2003	$248,347
Goodwill acquired	179
Reclassifications	(1,201)

Balance at December 31, 2004	247,325
Goodwill acquired	44,054
Foreign currency translation	1,222

Balance at December 31, 2005	$292,601

        Reclassifications represent opening balance adjustments between goodwill and deferred taxes.

        Approximately $35.9 million of the goodwill recorded at December 31, 2005 is amortizable over fifteen years for tax purposes.

8.    OTHER ASSETS AND INTANGIBLES

        Other assets and intangibles consists of the following at December 31:

	2004	2005
Deferred financing costs, net of accumulated amortization of $2,909 in 2004 and $4,608 in 2005	$10,736	$14,633
Customer relationships	43,794	70,630
Trade names	13,514	25,566
Patents	—	281
Non-compete agreement	286	210
Other	42	127

	$68,372	$111,447

        In connection with the issuance of its credit facility (Note 10), the $150.0 million, 12% Senior Subordinated Notes (Note 10), the $35.0 million, 13%, pay-in-kind notes (Note 10) and the redeemable preferred stock (Note 11), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the years ended December 31, 2003, 2004 and 2005, amortization expense relating to these deferred financing costs was $1,109, $1,419 and $1,699, respectively.

        Customer relationships, trade names and patents were recorded at their fair values as a result of the Transaction and the acquisition of Aluma. The fair values assigned to customer relationships, trade names and patents were based on the future discounted cash flows that are expected to result from the respective intangible existing at the date of the respective transaction. Customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the years ended December 31, 2003, 2004 and 2005, was $4,492, $4,492 and $5,614, respectively. Trade names are not amortized as this type of intangible asset has an indefinite life. Patents are amortized over the life of the respective patent. Amortization expense related to patents was $7 in 2005. Amortization expense related to the non-compete agreements was $174, $60 and $76 for the years ended December 31, 2003, 2004 and 2005, respectively.

        The following summarizes the balances of intangibles as of December 31, 2004 and 2005:

	December 31, 2004			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$53,900	$(10,106)	$43,794	$86,355	$(15,725)	$70,630
Non-compete agreement	1,357	(1,071)	286	1,357	(1,147)	210
Patents	—	—	—	288	(7)	281
Unamortizable intangible assets:
Trade names	13,514	—	13,514	25,566	—	25,566

        Aggregate amortization expense for the years ended December 31, 2003, 2004 and 2005 was $4,665, $4,552, and $5,697, respectively. Estimated amortization expense for the next five years is as follows:

2006	$7,275
2007	7,275
2008	7,275
2009	7,239
2010	7,196

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The major components of accounts payable and accrued expenses as of December 31, 2004 and 2005, are as follows:

	2004	2005
Accounts payable	$6,728	$21,638
Payroll and related accruals	7,859	24,979
Workers' compensation and health benefit liabilities	14,402	16,029
Accrued interest	3,957	4,785
Other	4,318	12,154

	$37,264	$79,585

10.    LONG-TERM DEBT

        At December 31, 2004 and 2005, long-term debt consisted of the following:

	2004	2005
Credit Facility, due 2009	$102,615	$—
Amended Credit Facility, due 2012	—	288,959
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	46,249	52,457

	298,864	491,416
Less—
Current maturities	1,047	2,904
Unamortized discount	7,350	6,818

	$290,467	$481,694

        On July 29, 2005, the Company amended and restated its existing credit facility with Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent, and other institutions, to provide for supplemental term loans in the aggregate principal amount of $185 million. As amended and restated, the credit facility consists of $287.0 million in aggregate principal amount of term loans, a letter of credit facility of $20 million, a synthetic letter of credit facility of $15 million and a revolving credit facility of $50 million. The supplemental term loan included $57 million of debt in Canadian dollar equivalents.

        Indebtedness under the credit facility for US dollar loans bears interest at a floating rate based upon (i) the Base Rate (as defined in the credit agreement) in each case, plus 2.25%, in the case of revolving loans, 2.75%, in the case of letter of credit facility loans, or 2.00%, in the case of synthetic letter of credit facility loans and term loans, or, at our option, (ii) the LIBOR Rate (as defined in the credit agreement) for one, two, three or six month period, (or a nine or twelve month period if, at the time of the relevant LIBOR Rate Loan, all Lenders participation therein agree to make an interest period of such duration available) plus 3.50%, in the case of revolving loans, 4.00%, in the case of letter of credit facility loans or 3.00%, in the case of synthetic letter of credit facility loans and term loans. Indebtedness under the credit facility for Canadian dollar loans bears interest at (i) in the case of Canadian prime rate loans, a floating rate based upon the Canadian Prime Rate (as defined in the credit agreement), plus 2.25% or, at our option, (ii) in the case of bankers' acceptance loans, Brand will pay a fee at the rate of 3.25% calculated on the basis of a year of 365 days on the face amount at maturity (or the principal amount in the case of a bankers' acceptance equivalent loan) of such bankers' acceptance for the period from and including the date of acceptance (or advance in the case of a bankers' acceptance equivalent loan) of such bankers' acceptance to but excluding the maturity date of such bankers' acceptance. The interest period for bankers' acceptance loans is a 30, 60, 90 or 180 day period (in each case subject to availability). The interest rate for loans under the revolving credit facility and the letter of credit facility is subject to adjustment on a quarterly basis, based on the ratio of our consolidated debt to EBITDA (as defined).

        The revolving facility will mature in October 2008. The Company had no borrowings under the revolving facility at December 31, 2005. The term loan will mature in January 2012. The term loan is subject to quarterly amortization payments of $726, with the balance payable in equal installments on the maturity date. In addition, the credit agreement will provide for mandatory repayments, subject to certain exceptions, of the term loan based on certain asset sales, the net proceeds of certain debt and equity issuances, excess cash flow and insurance proceeds.

        The amended credit agreement contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at December 31, 2005.

        In 2002 Brand issued $150.0 million of 12%, Senior Subordinated Notes (the "Senior Notes") due in 2012, with interest payable semi-annually. The Senior Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the "Credit Facility"). Amortization expense related to the discount on the Senior Notes for the years ended December 31, 2003, 2004 and 2005 was $241, $271 and $305, respectively.

        Brand also issued $35.0 million of 13%, pay-in-kind notes (the "Intermediate Notes") that are subordinated to the Credit Facility and rank equally with the Senior Notes. The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the years ended December 31, 2003, 2004 and 2005 was $171, $197 and $228, respectively. The Intermediate Notes are "pay-in-kind" notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the years ended December 31, 2003, 2004 and 2005 was $4,675, $5,611 and $6,208, respectively.

        Maturities of long-term debt as of December 31, 2005, are as follows:

Year
2006	$2,904
2007	2,904
2008	2,904
2009	2,904
2010	2,904
Thereafter	476,896

$491,416

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

13.    FINANCIAL INSTRUMENTS

Off-Balance Sheet Risk

        As security for the Company's performance under its self-insurance obligations and to insurers, the Company is contingently liable under letters of credit in the amounts of $34.5 million and $34.3 million at December 31, 2004 and 2005, respectively. These letters of credit generally have no scheduled expiration date. The Company pays fees to various banks that range from 3.25% to 4.25% per annum of their face value. If the Company were required to replace its outstanding letters of credit as of December 31, 2005, it is the Company's opinion that the replacement cost would not vary significantly from the present fee structure.

Derivative Instruments and Hedging Activities

        In order to mitigate the interest rate risk related to changes on its variable rate debt, during 2005 the Company entered into two interest rate swap agreements. Under these agreements, the Company will pay fixed interest rates for three years and will receive floating interest rate payments based on the U.S. 90 day LIBOR and 90 day Canadian bankers acceptances. During years one and two the notional amounts of the U.S. Dollar swap is $50 million and reduces to $25 million in the final year of the agreement, while the notional amount of the Canadian dollar swap is $35 million in years one and two, reducing to $17.5 million in the final year of the agreement

        Foreign currency exposures arise from transactions denominated in a currency other than the U.S. dollar. As a result of the Company's purchase of substantially all of the operations and the net operating assets of Aluma effective July 29, 2005, the Company is subject to foreign currency risk associated with its Canadian investment. In order to mitigate the Company's exposure to changes in the value of the Canadian dollar due to its investment in Aluma, during 2005 the Company entered into an $80 million U.S. dollar / Canadian dollar currency swap for a period of three years. The notional amount of the swap is $80 million during years one and two and reduces to $40 million during the final year of the agreement.

        The Company did not elect to treat these swap agreements as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net loss. For the year ended December 31, 2005, the Company recognized a mark-to-market gain of $0.2 million on its interest rate swaps and a mark-to-market loss of $1.5 million on its foreign currency swaps. The fair value of the interest rate swaps and foreign currency swaps were recorded in other current assets and other current liabilities, respectively, at December 31, 2005.

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Notes Receivable—Recorded amounts of notes receivable approximate their fair value.

          Interest Rate and U.S. Dollar/Canadian dollar currency swaps—Fair value quotes from brokers.

          Term Loans—The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

          Notes Payable and Capital Lease Obligations—Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

          12% Senior Subordinated Notes—The fair value of the Senior Notes is based upon market rates obtained from dealers.

          13% Intermediate Notes—The carrying value of the Intermediate Notes approximates fair value.

        The carrying amounts and fair values of the Company's financial instruments at December 31, 2004 and 2005, are as follows:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$218	$218	$57	$57
Interest rate swaps	—	—	231	231
Currency swaps	—	—	(1,519)	(1,519)
Term loans	102,615	102,615	288,959	288,959
Notes payable and capital lease obligations	777	777	828	828
12% Senior Subordinated Notes (a)	150,000	168,000	150,000	157,500
13% Intermediate Notes (a)	46,249	46,249	52,457	52,457

(a)
Excludes discount.

14.    SCAFFOLDING EQUIPMENT WRITE-OFF

        In the fourth quarter of 2005, the Company initiated a physical inventory of its scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in the Company's books and records. As a result, the Company identified $14.0 million of scaffolding equipment assets that no longer physically existed.

        The cause of the $14.0 million in non-existing scaffolding equipment assets was largely attributable to deficiencies in internal controls over two types of transactions: (i) transfers of scaffolding equipment between Company locations and their subsequent dispositions were not recorded properly in the Company's perpetual scaffolding equipment records, and (ii) the Company did not perform periodic comprehensive reconciliations of its perpetual scaffolding equipment records to amounts recorded in the Company's fixed asset system and other books and records. These internal control issues represented a material weakness in the Company's system of internal controls which led to inaccurate recording of these types of scaffolding equipment transactions. Due to the number of transactions, passage of time since many of these transactions have occurred, and the deficiencies in the documentation and controls over these activities, the Company could not specifically identify or allocate the scaffolding equipment asset write-offs to distinct fiscal years with any certainty. Accordingly, the full amount of the scaffolding equipment asset write-offs are recorded as a non-cash charge in the fourth quarter of 2005.

        The Company has taken corrective actions to institute new policies and procedures for the tracking of scaffolding equipment disposals and transfers between Company locations and the reconciliation of physical quantities to the Company's books and records. In addition, the Company has adopted a new policy to periodically conduct physical inventories of these assets at each location at least once a year.

15.    EMPLOYEE BENEFIT PLAN

        The Company sponsors the Brandshare 401(k) Savings Plan and Profit Sharing Plan ("401(k) Plan"). Substantially all employees are eligible to participate in the Plan, after one year of service. Participants may elect to defer 1% to 25% of their salary, up to the Internal Revenue Service limitation. The Company, at its sole discretion, may make matching contributions to the 401(k) Plan. For the years ended December 31, 2003, 2004 and 2005, the Company expensed $555, $547 and $609, respectively, for contributions to the 401(k) Plan.

16.    STOCK BASED EMPLOYEE COMPENSATION

        Subsequent to the Transaction, the LLC adopted a Management Equity Incentive Program (the "Management Equity Incentive Program"). Under this program, employees of Brand are eligible to participate in both a time-based equity incentive program and a performance-based equity incentive program to be granted, at no cost to the individual, Class C units and Class C-1 units of the LLC which allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement). Under the time-based equity incentive program, for so long as a member of management remains employed by Brand, and subject to an accelerated vesting in the event of certain liquidity events, the time-based incentive units issued to each employee vest over a five-year period. Under the performance-based equity incentive program, the number of outstanding performance-based units that will vest upon the occurrence of a liquidity event will be determined by comparing the net equity valuation of Brand to certain net equity valuation targets agreed to between management and the LLC. In the event that no liquidity event occurs prior to December 31, 2009, the number of the outstanding performance-based units that vest on that date will be determined by the fair market value of the LLC on that date.

        Beginning in April 2003, certain members of the Company's management team were offered the opportunity to acquire 100%-vested Class B units of the LLC, at the fair market value on date of grant, through a leveraged co-investment loan. As in the case of the Class C and Class C-1 units, Class B units allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement). These co-investment loans are limited recourse loans, bear interest at the rate of 3.27%, and mature on April 15, 2011. For financial reporting purposes, these management loans are recorded in the LLC financial statements; however, the related stock compensation expense is recorded on the Company's books and records, as applicable.

        The following table summarizes activity related to Class C, Class C-1 and co-leveraged Class B units of the LLC awarded to the employees of Brand for the years ended December 31, 2003, 2004 and 2005:

	Time-Based Class C Units	Performance Based Class C Units	Time-Based Class C-1 Units	Performance Based Class C-1 Units	Co-leveraged Class B Units
Outstanding at December 31, 2002	195,142	1,170,854	—	—	—
Units awarded in 2003	94,500	578,780	—	—	287,145

Outstanding at December 31, 2003	289,642	1,749,634	—	—	287,145
Units awarded in 2004	14,995	92,115	—	—	3,750
2004 Forfeitures	(10,780)	(64,500)	—	—	(6,750)

Outstanding at December 31, 2004	293,857	1,777,249	—	—	284,145
Units awarded in 2005	143,590	682,955	75,000	649,110	—
2005 Forfeitures	(31,074)	(896,581)	—	(64,644)	(8,750)
Performance-based Class C units converted to performance-based C-1 units	—	(332,932)	—	332,932	—

Outstanding at December 31, 2005	406,373	1,230,421	75,000	917,398	275,395

        In addition, the Company granted 7,375 Class A units and 300,988 Class B units in 2005. As in the case of the Class B, Class C and Class C-1 units, Class A units allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement).

        Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company selected the modified prospective transition method under the provisions of SFAS

No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. The Company expensed $0.2 million and $1.4 million for years ended December 31, 2004 and 2005, respectively, recorded in the caption Non-cash compensation.

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

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income (loss) as reported	$(5,841)	$(6,806)	$(14,456)
Add: stock based compensation expense included in reported net income (loss)	—	233	1,388
Less: stock based employee Compensation under the requirements of SFAS 123	(802)	(233)	(1,388)

Pro forma net income (loss)	$(6,643)	$(6,806)	$(14,456)

        The following table summarizes the weighted fair value of Class C, Class C-1 and co-leveraged Class B units of the LLC awarded to the employees of Brand for the years ended December 31, 2003, 2004 and 2005:

	Time-Based Class C Units	Performance Based Class C Units	Time-Based Class C-1 Units	Performance Based Class C-1 Units	Co-leveraged Class B Units
Outstanding at December 31, 2002	$2.49	$2.49	$—	$—	$—
Units awarded in 2003	2.23	2.23	—	—	2.23

Outstanding at December 31, 2003	$2.41	$2.40	$—	$—	$2.23
Units awarded in 2004	1.45	1.45	—	—	1.45
2004 Forfeitures	2.49	2.49	—	—	2.23

Outstanding at December 31, 2004	$2.35	$2.35	$—	$—	$2.22
Units awarded in 2005	1.54	1.57	2.16	2.30	—
2005 Forfeitures	2.49	2.49	—	2.49	1.90
Performance-based Class C units converted to performance-based C-1 units	—	2.49	—	3.49	—

Outstanding at December 31, 2005	$2.05	$1.78	$2.16	$2.72	$2.23

        The fair value of each award was estimated on the date of grant using a binomial option pricing model and the following assumptions:

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Average risk-free interest rate	3.27%	3.67%	3.83%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.98%	53.66%	51.39%
Expected Life (years)	5	5	3.5

        Time based Class C and C-1 units vest over a period of five years. The Company estimates that approximately 16.67% of the performance based Class C and C-1 units will vest in accordance with the terms of the LLC agreement.

        No awards have been exercised or expired since inception. Expense for time-based awards is being recorded over a graded vesting schedule, while expense for performance based awards is being recorded over a straight-line vesting schedule. Based on the awards outstanding at December 31, 2005, estimated non-cash compensation expense for the next five years is as follows:

2006	$275
2007	231
2008	186
2009	163
2010	—

17.    LEASE OBLIGATIONS

        The Company leases a portion of its operating and office facilities under operating leases. For the years ended December 31, 2003, 2004 and 2005, rent expense was $3,066, $3,173 and $5,822, respectively.

        The future minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows:

Year
2006	$6,136
2007	4,392
2008	2,511
2009	1,819
2010	787
Thereafter	1,515

$17,160

18.    INCOME TAXES

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because those earnings are considered to be permanently invested. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $2.7 million would have been provided.

        For the years ended December 31, 2003, 2004 and 2005, income (loss) before provisions for income tax was as follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
United States	$(4,577)	$(9,532)	$(23,906)
Foreign	(3,485)	306	6,717

	$(8,062)	$(9,226)	$(17,189)

        For the years ended December 31, 2003, 2004 and 2005, the provision (benefit) for income taxes consisted of the following:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
Current:
Current domestic tax	$850	$616	$323
Current foreign tax (benefit)	211	2,636	780

Total Current	1,061	3,252	1,103

Deferred:
Deferred domestic tax (benefit)	(2,613)	(5,987)	(6,557)
Deferred foreign tax (benefit)	(669)	315	2,721

Total Deferred	(3,282)	(5,672)	(3,836)

Provision (benefit) for income taxes	$(2,221)	$(2,420)	$(2,733)

        The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision (benefit) for income taxes follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
Statutory federal income taxes	$(2,741)	$(3,137)	$(5,844)
State and local taxes, net of federal	561	406	(31)
Foreign tax rate differential	(314)	(199)	825
Preferred stock dividends expense	—	—	814
Interest expense disallowance	—	491	763
Non-cash compensation	—	—	472
Other	273	19	268

Provision (benefit) for income Taxes	$(2,221)	$(2,420)	$(2,733)

        The components of the net deferred income tax liability as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Accrued liabilities	$10,996	$13,121
Net operating loss carryforward	38,998	38,581
Other	—	776

Deferred tax assets	49,994	52,478

Deferred tax liabilities:
Property and equipment	(48,490)	(46,311)
Intangibles	(23,804)	(24,632)
Other	(246)	(91)

Deferred tax liabilities	(72,540)	(71,034)

Deferred income tax liability, net	$(22,546)	$(18,556)

        The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. At December 31, 2005, the Company had net operating loss carryforwards, for federal income tax purposes, of $97 million which expire in various years between 2012 and 2023. A majority of the net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

19.    RELATED-PARTY TRANSACTIONS

        In connection with the 2005 acquisition of Aluma, JPMP received a financial advisory fee of $2.0 million. In connection with the 2005 issuance of the Company's redeemable preferred stock, JPMP received a placement fee of $0.6 million.

20.    INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

        The Company reports information about its operating segment using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This approach is based upon the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. There were no significant inter-segment sales.

        Prior to the acquisition of the assets and operations of Aluma in July 2005, the Company operated in one business segment, providing work access services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients.

        As a result of the acquisition of the operations of Aluma, the Company commenced operations in a second business segment, providing engineered concrete forming and shoring solutions for complex concrete construction projects ranging from pre-engineered technology systems to custom-designed formwork and shoring solutions to meet specific customer needs.

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
	Revenues	Operating Income	Revenues	Operating Income	Revenues	Operating Income
Work access services	$347,737	$24,389	$333,954	$24,163	$452,202	$19,995
Concrete forming and shoring services	—	—	—	—	39,366	4,821

	$347,737	$24,389	$333,954	$24,163	$491,376	$24,276

	Total Assets at December 31,			Depreciation and Amortization Expense
	2003	2004	2005	2003	2004	2005
Work access services	$590,659	$567,575	$725,636	$38,503	$28,935	$31,686
Concrete forming and shoring services	—	—	97,435	—	—	3,509

	$590,659	$567,575	$823,071	$38,503	$28,935	$35,195

	Capital Expenditures
	2003	2004	2005
Work access services	$11,921	$14,092	$26,449
Concrete forming and shoring services	—	—	8,770

	$11,921	$14,092	$35,219

        The table below reconciles segment operating income to consolidated pretax loss:

	December 31, 2003	December 31, 2004	December 31, 2005
Segment operating income	$24,389	$24,163	$24,276
Interest expense	32,718	33,673	40,803
Interest income	(267)	(284)	(252)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Preferred stock dividend expense	—	—	2,338

Consolidated pretax loss	$(8,062)	$(9,226)	$(17,189)

        Information by geographic areas is as follows:

	Revenues Derived From Unaffiliated Customers for the Year Ended December 31,			Net Property, Plant and Equipment at December 31,
	2003	2004	2005	2003	2004	2005
United States	$335,279	$314,324	$384,883	$165,644	$155,468	$189,717
Foreign	12,458	19,630	106,493	13,315	14,225	86,903

	$347,737	$333,954	$491,376	$178,959	$169,693	$276,620

21.    SUPPLEMENTAL CONSOLIDATING INFORMATION

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

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13,336	$—	$1,525	$—	$(453)	$14,408
Trade accounts receivable	—	53,851	4,013	—	—	57,864
Accrued revenue	—	1,967	148	—	—	2,115
Other current assets	2,880	4,550	368	—	—	7,798
Due from affiliates	31,648	1,649	—	—	(33,297)	—

Total current assets	47,864	62,017	6,054	—	(33,750)	82,185

Property and Equipment:
Land	—	866	417	—	—	1,283
Buildings and leasehold improvements	13	3,080	425	—	—	3,518
Vehicles and other equipment	6,726	17,866	4,498	—	—	29,090
Scaffolding equipment	179,859	—	15,497	—	—	195,356

	186,598	21,812	20,837	—	—	229,247
Less accumulated depreciation and amortization	41,650	11,292	6,612	—	—	59,554

	144,948	10,520	14,225	—	—	169,693
Due from affiliates	9,750	—	—	46,752	(56,502)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	—	—	—	206,481	(206,481)	—
Goodwill	247,325	—	—	—	—	247,325
Intangibles and other assets	67,465	—	—	907	—	68,372

Total assets	$517,352	$72,537	$20,279	$256,515	$(299,108)	$567,575

BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	1,047	—	—	—	—	1,047
Notes payable and capital lease obligations, current portion	265	85	—	—	—	350
Accounts payable and accrued expenses	27,532	6,397	3,788	—	(453)	37,264
Deferred revenue	—	1,514	—	—	—	1,514
Due to affiliates	1,649	25,109	6,539	—	(33,297)	—

Total current liabilities	30,493	33,105	10,327	—	(33,750)	40,175
Long-term debt	247,912	—	—	42,555	—	290,467
Notes payable and capital lease obligations	336	91	—	—	—	427
Deferred income taxes	21,882	4	3,035	—	(2,375)	22,546
Due to affiliates	46,752	—	9,750	—	(56,502)	—
Total stockholder's equity (deficit)	169,977	39,337	(2,833)	213,960	(206,481)	213,960

Total liabilities and stockholder's equity (deficit)	$517,352	$72,537	$20,279	$256,515	$(299,108)	$567,575

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Assets
Current Assets:
Cash and cash equivalents	$355	$1,291	$4,933	$—	$(269)	$6,310
Trade accounts receivable	—	86,961	30,246	—	—	117,207
Accrued revenue	—	5,560	732	—	—	6,292
Other current assets	3,159	5,675	3,760	—	—	12,594
Due from affiliates	32,269	5,469	—	—	(38,007)	—

Total current assets	35,783	104,956	39,671	—	(38,007)	142,403

Property and Equipment:
Land	—	2,260	2,930	—	—	5,190
Buildings and leasehold improvements	45	4,045	2,188	—	—	6,278
Vehicles and other equipment	7,595	19,531	2,871	—	—	29,997
Scaffolding equipment	173,047	49,250	87,090	—	—	309,387

	180,687	75,086	95,079	—	—	350,852
Less accumulated depreciation and amortization	49,584	16,472	8,176	—	—	74,232

	131,103	58,614	86,903	—	—	276,620
Due from affiliates	113,221	—	—	53,270	(166,491)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	110,716	—	159,734	229,524	(449,974)	—
Goodwill	247,325	6,976	38,300	—	—	292,601
Intangibles and other assets	66,276	3,296	40,451	1,424	—	111,447

Total assets	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

Brand Intermediate Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	2,904	—	—	—	—	2,904
Notes payable and capital lease obligations, current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—

Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Deferred income taxes	15,331	—	5,600	—	(2,375)	18,556
Redeemable preferred stock	—	—	—	32,337	—	32,337
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder's equity (deficit)	152,969	121,862	224,010	205,266	(499,974)	204,133

Total liabilities and stockholder's equity (deficit)	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

Brand Intermediate Holdings, Inc
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$—	$257,776	$10,188	$—	$—	$267,964
Equipment rental	—	69,941	2,167	—	300	72,408
Equipment sales	—	9,129	103	—	(1,867)	7,365
Intercompany revenue	11,063	61	—	—	(11,124)	—

Total revenues	11,063	336,907	12,458	—	(12,691)	347,737
Operating expenses:
Labor	—	213,651	9,179	—	(825)	222,005
Equipment rental	28,229	4,337	3,829	—	—	36,395
Equipment sales	—	7,330	87	—	(2,412)	5,005
Divisional operating expenses	333	15,021	464	—	—	15,818
Intercompany expenses	—	11,063	61	—	(11,124)	—

Total operating expenses	28,562	251,402	13,620	—	(14,361)	279,223

Gross profit	(17,499)	85,505	(1,162)	—	1,670	68,514
Selling and admin expenses	14,194	27,583	2,348	—	—	44,125

Operating income	(31,693)	57,922	(3,510)	—	1,670	24,389

Interest expense	27,816	28	—	4,874		32,718
Interest income	(239)	(3)	(25)	—	—	(267)
Intercompany interest	4,874	—	—	(4,874)	—	—
Equity in loss of subsidiaries	—	—	—	5,841	(5,841)	—

Income (loss) before provision for income tax	(64,144)	57,897	(3,485)	(5,841)	7,511	(8,062)
Provision (benefit) for income tax	(24,053)	22,290	(458)	—	—	(2,221)

Net income (loss)	$(40,091)	$35,607	$(3,027)	$(5,841)	$7,511	$(5,841)

Brand Intermediate Holdings, Inc
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$—	$244,881	$15,944	$—	$—	$260,825
Equipment rental	—	63,388	2,947	—	—	66,335
Equipment sales	—	6,852	739	—	(797)	6,794
Intercompany revenue	19,083	95	—	—	(19,178)	—

Total revenues	19,083	315,216	19,630	—	(19,975)	333,954
Operating expenses:
Labor	—	205,524	14,449	—	(5,488)	214,485
Equipment rental	22,271	4,406	1,505	—	—	28,182
Equipment sales	—	5,512	635	—	(1,427)	4,720
Divisional operating expenses	137	16,327	562	—	—	17,026
Intercompany expenses	—	19,083	95	—	(19,178)	—

Total operating expenses	22,408	250,852	17,246	—	(26,093)	264,413

Gross profit	(3,325)	64,364	2,384	—	6,118	69,541
Selling and admin expenses	14,106	28,940	2,099	—	—	45,145
Non-cash compensation	233	—	—	—	—	233

Operating income	(17,664)	35,424	285	—	6,118	24,163
Interest expense	27,778	37	—	5,858		33,673
Interest income	(263)	—	(21)	—	—	(284)
Intercompany interest	5,858	—	—	(5,858)	—	—
Equity in loss of subsidiaries	—	—	—	6,806	(6,806)	—

Income (loss) before provision for income tax	(51,037)	35,387	306	(6,806)	12,924	(9,226)
Provision (benefit) for income tax	(15,934)	10,562	2,952	—	—	(2,420)

Net income (loss)	$(35,103)	$24,825	$(2,646)	$(6,806)	$12,924	$(6,806)

Brand Intermediate Holdings, Inc
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
Revenue:
Labor	$—	$283,988	$65,468	$—	$(70)	$349,386
Equipment rental	—	91,325	32,709	—	(16)	124,018
Equipment sales	—	11,271	8,316	—	(1,615)	17,972
Intercompany revenue	24,995	191	—	—	(25,186)	—

Total revenues	24,995	386,775	106,493	—	(26,887)	491,376
Operating expenses:
Labor	—	238,283	58,748	—	(4,792)	292,239
Equipment rental	19,898	12,385	12,709	—	—	44,992
Scaffolding equipment write-off	13,996	—	—	—	—	13,996
Equipment sales	—	7,982	4,030	—	(2,171)	9,841
Divisional operating expenses	24	20,910	3,176	—	—	24,110
Intercompany expenses	—	24,995	191	—	(25,186)	—

Total operating expenses	33,918	304,555	78,854	—	(32,149)	385,178

Gross profit	(8,923)	82,220	27,639	—	5,262	106,198
Selling and admin expenses	25,989	38,012	16,533	—	—	80,534
Non-cash compensation	1,388	—	—	—	—	1,388

Operating income	(36,300)	44,208	11,106	—	5,262	24,276
Interest expense	34,190	84	11	6518	—	40,803
Interest income	(235)	(2)	(15)	—	—	(252)
Intercompany interest	2,158	—	4,360	(6,518)	—	—
Loss on interest rate and foreign currency swaps	1,288	—	—	—	—	1,288
Foreign currency gain	(2,857)	112	33	—	—	(2,712)
Equity in loss of subsidiaries	—	—	—	640	(640)	—
Preferred stock dividend expense	—	—	—	2,338	—	2,338

Income (loss) before provision for income tax	(70,844)	44,014	6,717	(2,978)	5,902	(17,189)
Provision (benefit) for income tax	(23,087)	16,853	3,501	—	—	(2,733)

Net income (loss)	$(47,757)	$27,161	$3,216	$(2,978)	$5,902	$(14,456)

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$33,301	$1,995	$1,001	$—	$304	$36,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,681)	(1,995)	(245)	—	—	(11,921)
Proceeds from sales of property and equipment	1,773	—	—	—	—	1,773
Payments for acquisitions	—	—	—	—	—	—

Net cash used for investing activities	(7,908)	(1,995)	(245)	—	—	(10,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(6,287)	—	—	—	—	(6,287)
Exercise of stock options	—	—	—	—	—	—
(Payments) borrowings on revolving loans	—	—	—	—	—	—
Payments on capital lease obligations	(1,883)	—	—	—	—	(1,883)

Net cash provided by (used for) financing activities	(8,170)	—	—	—	—	(8,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,223	—	756	—	304	18,283
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$21,154	$—	$2,236	$—	$(290)	$23,100

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$23,759	$3,165	$87	$—	$(163)	$26,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,197)	(3,097)	(798)	—	—	(14,092)
Proceeds from sales of property and equipment	2,384	—	—	—	—	2,384
Payments for acquisitions	(1,020)	—	—	—	—	(1,020)

Net cash used for investing activities	(8,833)	(3,097)	(798)	—	—	(12,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(21,098)	—	—	—	—	(21,098)
Exercise of stock options	(986)	—	—	—	—	(986)
(Payments) borrowings on revolving loans	—	—	—	—	—	—
Payments on capital lease obligations	(660)	(68)	—	—	—	(728)

Net cash provided by (used for) financing activities	(22,744)	(68)	—	—	—	(22,812)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,818)	—	(711)	—	(163)	(8,692)
CASH AND CASH EQUIVALENTS, beginning of period	21,154	—	2,236	—	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$13,336	$—	$1,525	$—	$(453)	$14,408

Brand Intermediate Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Intermediate Holdings, Inc.	Adjustments and Eliminations	Brand Intermediate Holdings, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$12,837	$7,826	$8,683	$—	$184	$29,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,636)	(8,434)	(8,149)	—	—	(35,219)
Proceeds from sales of property and equipment	2,743	2,032	3,153	—	—	7,928
Payments for acquisitions	(217,267)	—	—	—	—	(217,267)

Net cash used for investing activities	(233,160)	(6,402)	(4,996)	—	—	(244,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,153	—	—	—	—	185,153
Proceeds from preferred stock	—	—	—	30,000	—	30,000
Investment in Brand Services, Inc.	29,400	—	—	(29,400)	—	—
Payments of long-term debt	(1,973)	—	—	—	—	(1,973)
Payments of deferred financing costs	(4,995)	—	—	600	—	(5,595)
(Payments) borrowings on revolving loans	—	—	—	—	—	—
Payments on capital lease obligations	(243)	(133)	—	—	—	(376)

Net cash provided by (used for) financing activities	207,342	(133)	—	—	184	207,209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,981)	1,291	3,687	—	184	(7,819)
IMPACT OF CURRENCY ON CASH	—	—	(279)	—	—	(279)
CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$355	$1,291	$4,933	$—	$(269)	$6,310

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement dated May 19, 2005, between Aluma Enterprises Inc., Aluma Systems Canada, Inc., Aluma Systems Ontario LTD., Aluma Systems USA Inc., Aluma Systems International, Inc., Aluma International, Aluma RDC Inc., 55 Costa Road Inc., 1930653 Nova Scotia Limited, Chesborough Construction Limited and Brand Services, Inc.(6)
2.2	Amendment to Asset Purchase Agreement.(7)
3.1	Certificate of Incorporation of Brand Services, Inc.(1)
3.2	Certificate of Amendment of Certificate of Incorporation of Brand Services, Inc.(1)
3.3	By-Laws of Brand Services, Inc.(1)
3.4	Certification of Incorporation of Brand Intermediate Holdings, Inc.(2)
3.5	By-Laws of Brand Intermediate Holdings, Inc.(2)
3.6	Second Amended and Restated Certificate of Incorporation of Brand Intermediate Holdings, Inc.(10)
4.1	Indenture dated as of October16, 2002, between Brand Services, Inc. and Bank of New York Trust Company of Florida, N.A., as Trustee.(2)
4.2	Registration Rights Agreement, dated as of October 16, 2002, between Brand Services, Inc. and Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc., as initial purchasers.(2)
10.1	Indenture dated as of October 16, 2002, between Brand Intermediate Holdings, Inc. and Bank of New York Trust Company of Florida, N.A., as Trustee.(2)
10.2	Credit Agreement dated as of October 16, 2002, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent.(2)
10.3	Security Agreement dated as of October 16, 2002, among Brand Services, Inc., Brand Intermediate Holdings, Inc., the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent.(12)
10.4	Amended Employment Agreement dated as of October 16, 2002, between Brand Services, Inc. and John M. Monter.(2)
10.5	Amendment No. 1 and Limited Waiver to Credit Agreement dated as of February 3, 2004, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent.(3)
10.6
Amendment No. 2 and Limited Waiver No. 3 to Credit Agreement dated as of November 9, 2004, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent.(4)
10.7	Amendment No. 3 to Credit Agreement dated as of January 14, 2005, among Brand Services, Inc., the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent.(3)
10.8	Employment Agreement dated as of January 1, 2005, between Brand Services, Inc. and Paul Wood.(5)
10.9	Employment Agreements dated as of October 16, 2004, between Brand Services, Inc. and members of the Brand Advisory Team.(13)
10.10	Summary Compensation Terms for Anthony Rabb.(8)

10.11	Seconded Amended and Restated Employment Agreement between Brand Services, Inc. and John M. Monter.(9)
10.12	Amended and Restated Credit Agreement dated as of July 29, 2005.(14)
10.13	Brand Intermediate Holdings, Inc. Preferred Stock Purchase Agreement.(11)
10.14	Summary Compensation Terms for Michael D. Batchelor.(15)
10.15	Summary Compensation Terms for Stephen Tisdall.(15)
12.1	Statement re Computation of Earnings to Fixed Charges.(15)
16.1	Letter Regarding Change in Certifying Accountant.(2)
21.1	Subsidiaries of Brand Services, Inc.(2)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(15)
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14 (a) or Rule 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(15)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(15)

(1)
Incorporated herein by reference to exhibit of the same number in Brand Services, Inc.'s Registration Statement on Form S-1, Registration Number 333-56817.

(2)
Incorporated herein by reference to exhibit of the same number in Brand Services, Inc.'s Registration Statement on Form S-4, Registration Number 333-102511.

(3)
Incorporated herein by reference to exhibit 10.3 to Annual Report on Form 10-K filed March 17, 2005.

(4)
Incorporated herein by reference to exhibit 10.1 to Quarterly Report on Form 10-Q filed November 15, 2004.

(5)
Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K filed January 6, 2005.

(6)
Incorporated herein by reference to exhibit 2.1 to Current Report on Form 8-K filed May 24, 2005.

(7)
Incorporated herein by reference to exhibit 2.2 to Current Report on Form 8-K filed May 24, 2005.

(8)
Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K filed March 18, 2005.

(9)
Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K filed July 13, 2005.

(10)
Incorporated herein by reference to exhibit 3.1 to Current Report on Form 8-K filed August 4, 2005.

(11)
Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K filed August 4, 2005.

2

(12)
Incorporated herein by reference to exhibit 10.4 to Annual Report on Form 10-K filed March 17, 2005.

(13)
Incorporated herein by reference to exhibit 10.8 to Annual Report on Form 10-K filed March 17, 2005.

(14)
Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K filed August 4, 2005.

(15)
Filed herewith.

3

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAND INTERMEDIATE HOLDINGS, INC.
	By:	/s/ PAUL T. WOOD Paul T. Wood Chief Executive Officer and President
Date: April 11, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2006.

By:	/s/ PAUL T. WOOD Paul T. Wood Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ ANTHONY A. RABB Anthony A. Rabb Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)
John W. Breckenridge Chairman
/s/ CHRISTOPHER C. BEHRENS Christopher C. Behrens Director
/s/ DAVID R. HANG David R. Hang Director
/s/ JEFFREY G. MARSHALL Jeffrey G. Marshall Director
/s/ JOHN M. MONTER John M. Monter Director
/s/ DELBERT L. WILLIAMSON Delbert L. Williamson Director

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In thousands except share amounts)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (In thousands except share amounts)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Continued) (In thousands except share amounts)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands except share data)
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Brand Intermediate Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2004
BRAND INTERMEDIATE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Brand Intermediate Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2004
Brand Intermediate Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2005
Brand Intermediate Holdings, Inc. Condensed Consolidating Balance Sheet December 31, 2005
Brand Intermediate Holdings, Inc Condensed Consolidating Statement of Operations For the Year Ended December 31, 2003
Brand Intermediate Holdings, Inc Condensed Consolidating Statement of Operations For the Year Ended December 31, 2004
Brand Intermediate Holdings, Inc Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005
Brand Intermediate Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2003
Brand Intermediate Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2004
Brand Intermediate Holdings, Inc. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005
INDEX TO EXHIBITS
SIGNATURES