Form 10-Q
period 2006-03-31
Brand Energy & Infrastructure Services, Inc
filed 2006-05-12
CIK 1219808

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-102511

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3909682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2505 South Main Street Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (770) 514-1411

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☐ No:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐ No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding at April 30, 2006
$.01 par value	1,000 shares

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Income Statements for the Three Months Ended March 31, 2005 and 2006

Consolidated Balance Sheets as of December 31, 2005 and March 31, 2006 (unaudited)

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2006

Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Income statements
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2006

Revenues:
Labor	$77,324	$137,619
Equipment rental	18,870	48,434
Equipment sales	2,058	11,139
Total revenues	98,252	197,192
Operating expenses:
Labor	63,728	118,735
Equipment rental	6,600	13,825
Equipment sales	1,423	7,120
Divisional operating expenses	4,120	8,500
Total operating expenses	75,871	148,180
Gross profit	22,381	49,012
Selling and administrative expenses	13,097	28,860
Non-cash compensation	603	78
Operating income	8,681	20,074
Interest expense	8,418	12,360
Interest income	(99)	(176)
Foreign currency loss	—	151
Gain on interest rate and foreign currency rate swaps	—	(924)
Redeemable preferred stock dividend expense	—	1,455
Income before provision for income tax	362	7,208
Income tax provision	285	3,548
Net income	$77	$3,660

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,310	$3,789
Trade accounts receivable, net of allowance for doubtful accounts of $6,364 in 2005 and $6,745 in 2006	117,207	129,680
Accrued revenue	6,292	16,790
Other current assets	12,594	15,315

Total current assets	142,403	165,574

PROPERTY AND EQUIPMENT:
Land	5,190	5,188
Buildings and leasehold improvements	6,278	6,388
Vehicles and other equipment	29,997	30,878
Scaffolding equipment	309,387	323,558

Total property and equipment, at cost	350,852	366,012
Less–Accumulated depreciation and amortization	74,232	83,482

Total property and equipment, net	276,620	282,530

GOODWILL	292,601	292,646

OTHER ASSETS AND INTANGIBLES	111,447	109,017

TOTAL ASSETS	$823,071	$849,767

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	March 31, 2006
		(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$—	$13,500
Current maturities of long-term debt	2,904	2,903
Notes payable and capital lease obligations, current portion	370	356
Accounts payable and accrued expenses	79,585	84,678
Deferred revenue	3,034	3,263

Total current liabilities	85,893	104,700
LONG-TERM DEBT	481,694	482,692

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	458	411

REDEEMABLE PREFERRED STOCK	32,337	33,793

DEFERRED INCOME TAXES	18,556	20,575

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	225,833	225,911
Cumulative translation adjustment	7,248	6,973
Accumulated deficit	(28,948)	(25,288)
Total stockholder’s equity	204,133	207,596
Total liabilities and stockholder’s equity	$823,071	$849,767

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	77	3,660
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	6,569	10,909
Deferred income taxes	285	2,019
Non-cash interest	1,949	2,357
Non-cash compensation	603	78
Redeemable preferred stock dividend expense	—	1,455
Gain on interest rate and foreign currency swaps	—	(924)
Foreign currency loss	—	151
Gain on sale of scaffolding equipment	(287)	(1,820)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,699)	(12,473)
Accrued revenue	(5,074)	(10,498)
Other current assets	1,976	(2,228)
Accounts payable and accrued expenses	10,249	5,524
Deferred revenue	146	229
Other	(33)	211
Net cash flows from (used in) operating activities	5,761	(1,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,750)	(16,478)
Proceeds from sales of property and equipment	515	3,081
Payments for acquisitions	—	(186)
Net cash flows used in investing activities	(7,235)	(13,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(262)	(730)
Short-term bank borrowings	—	13,500
Payments on capital lease obligations	(181)	(61)
Net cash flows from (used in) financing activities	(443)	12,709
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,917)	(2,224)

IMPACT OF FOREIGN CURRENCY ON CASH	—	(297)

CASH AND CASH EQUIVALENTS, beginning of period	14,408	6,310
CASH AND CASH EQUIVALENTS, end of period	$12,491	$3,789
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,903	$5,879
Income taxes paid	1,210	85

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share amounts)

The financial statements included herein for the periods ended March 31, 2005 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2005 and 2006. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

1.              Organization and Business

Brand Energy & Infrastructure Services, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings, LLC (the “LLC”). As of March 31, 2006, the voting equity interests of the LLC were owned 72.3% by J.P. Morgan Partners and its affiliates (“JPMP”), and 27.7% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Energy & Infrastructure Services, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Energy & Infrastructure Services, Inc. and its subsidiaries.

Prior to the acquisition of Aluma (Note 4) in July 2005, the Company operated in one segment, “Work Access Services”, providing work access services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Work access services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada. As a result of the acquisition of the operations of Aluma, the Company also provides engineered forming and shoring solutions for complex concrete construction projects ranging from pre-engineered technology systems to custom-designed formwork and shoring solutions to meet specific customer needs (the “Forming and Shoring Services” business). In the U.S. and Canada, pre-engineered technology systems are typically rented to customers on a project-by-project basis whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on large civil projects, such as bridges.

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

For the three months ended March 31, 2005 and 2006, depreciation expense was $5,424 and $9,081, respectively.

Impairment Review Policies

The Company accounts for its long-lived assets, excluding goodwill and tradenames, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

Goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at the reporting unit level. SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment (referred as a component). A component of a segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that segment. According, the Company performs the impairment test on goodwill and intangible assets with indefinite lives at the operating segment for its Scaffolding Services business and its Forming and Shoring Services business. These impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill and intangible assets with indefinite lives may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

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

Foreign Currency Translation

The financial statements of the Company’s subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulate translation adjustment account as a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. The Company does not have any subsidiaries outside the United States located in highly inflationary economies.

3.              New Accounting Standards

SFAS No. 123 (revised 2004), Shared-Based Payment” (SFAS 123R)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In March 2005, the Securities and exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC issued FR-74, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS 123R, it only changes the implementation date of the standard.

The Company adopted Statement 123(R) using the modified-prospective method on January 1, 2006 and, as further discussed in Note 14, it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151)

In November 2004, the FASB issued SFAS 151, which amended Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company implemented SFAS 151 effective January 1, 2006, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154)

In May 2005, the FASB issued SFAS 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS 154 effective January1, 2006, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No  143” (FIN 47)

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company implemented FIN 47 as of December 31, 2005 and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (SFAS 155)

In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 addresses several issues relating to accounting for financial instruments, including permitting fair value measurement of any hybrid financial instrument that contains an embedded derivative and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquire after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with earlier application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 155; however, it is not expected to materially impact the Company’s financial position, results of operations or cash flows.

4.              Acquisitions

On July 29, 2005, the Company purchased substantially all of the operations and the net operating assets of Aluma Enterprises, Inc. (“Aluma”), as defined by the terms of the Asset Purchase Agreement dated May 19, 2005. The purpose of the transaction was to expand the Company’s market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in the Company’s consolidated financial statements from the date of the acquisition.

The purchase price paid for this acquisition was as follows:

Cash paid	$211,334
Direct acquisition costs	6,119
$217,453
Liabilities assumed	23,814
Total purchase price	$241,267

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

The acquisition was principally financed through borrowings under the Company’s amended and restated secured credit facility (Note 10) and through the issuance of the Company’s redeemable preferred stock (Note 11).

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

The following table presents the estimated fair values of the assets acquired and the amount allocated to goodwill:

Current assets		$39,894
Property and equipment		114,515
Identifiable intangible assets:
Customer relationships	$30,753
Patents	280
Trademarks	11,585
		42,618
Total fair value of assets acquired		$197,027
Goodwill		44,240
Total purchase price		$241,267

All of the goodwill arising in the Aluma acquisition has been assigned to the work access services segment. The Company is amortizing customer relationships over twelve years and patents over the life of the related patent. Trademarks will not be amortized as this intangible asset has an indefinite life.

The following unaudited pro forma information assumes the acquisition occurred as of the beginning of fiscal 2005. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

Three Months Ended March 31, 2005
Revenue	$163,196
Operating expense	116,295
Gross profit	46,901
Selling and administrative expenses	33,029
Non-cash compensation	603
Operating income	13,269
Interest expense	11,462
Interest (income)	(99)
Foreign currency transaction gain	228
Preferred stock dividend expense	1,399
Income before provision for taxes	279
Provision for income taxes	741
Net loss	(462)

5.              Other Current Assets

Other current assets consist of the following:

	December 31, 2005	March 31, 2006
Prepaid expenses	$4,708	$4,367
Inventory	7,487	9,767
Other	399	1,181
	$12,594	$15,315

6.              Allowance for Doubtful Accounts

The Company’s accounts receivable are recorded at the amounts invoiced to customers less an allowance for doubtful accounts. Management estimates the allowance based on a review of the portfolio taking into consideration historical collection patterns, the economic climate, and aging statistics based on contractual due dates. Accounts are written off once collection efforts are exhausted.

Activity in the allowance for doubtful accounts for the three months ended March 31, 2005 and 2006 are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Balance at beginning of year	$1,605	$6,364
Additions charged to operating expenses	360	854
Impact of foreign currency translation	—	(14)
Net write-offs	(37)	(459)
Balance at March 31	$1,928	$6,745

7.              Goodwill

Goodwill represents the amount paid in connection with the Transaction and acquisitions in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgments about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance at December 31, 2005	$292,601
Goodwill acquired	186
Foreign currency translation	(141)
Balance at March 31, 2006	$292,646

Approximately $35.9 million of the goodwill recorded at March 31, 2006 is amortizable over 15 years for tax purposes.

8.              Other Assets and Intangibles

Other assets and intangibles consist of the following:

	December 31, 2005	March 31, 2006
Deferred financing costs, net of accumulated amortization of $4,608 in 2005 and $5,179 in 2006	$14,633	$14,062
Customer relationships	70,630	68,800
Trade names	25,566	25,559
Patents	281	276
Non-compete agreement	210	194
Other	127	126
	$111,447	$109,017

In connection with the issuance of its credit facility (Note 10), the $150.0 million, 12% Senior Subordinated Notes (Note 10), the $35.0 million, 13%, pay-in-kind notes (Note 10) and the redeemable preferred stock (Note 11), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the three months ended March 31, 2005 and 2006, amortization expense relating to these deferred financing costs was $374 and $571, respectively. Amortization of deferred financing costs is included as an element of interest expense in the consolidated income statements.

Customer relationships, trade names and patents were recorded at their fair values as a result of the Transaction and the acquisition of Aluma. The fair values assigned to customer relationships, trade names and patents were based on the future discounted cash flows that are expected to result from the respective intangible existing at the date of the respective transaction. Customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the three months ended March 31, 2005 and 2006 was $1,123 and $1,809, respectively. Trade names are not amortized as this type of intangible asset has an indefinite life. Patents are amortized over the life of the respective patent. Amortization expense related to patents was $4 in 2006. Amortization expense related to the non-compete agreements was $22 and $15 for the three months ended March 31, 2005 and 2006, respectively.

The following summarizes the balances of intangibles as of December 31, 2005 and March 31, 2006:

	December 31, 2005			March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$86,355	$(15,725)	$70,630	$86,322	$(17,522)	$68,800
Non-compete agreement	1,357	(1,147)	210	1,357	(1,163)	194
Patents	288	(7)	281	288	(12)	276
Unamortizable intangible assets:
Trade names	25,566	—	25,566	25,559	—	25,559

Aggregate amortization expense for the three months ended March 31, 2005 and 2006 was $1,145 and $1,828, respectively.

9.              Accounts Payable And Accrued Expenses

The major components of accounts payable and accrued expenses are as follows:

	December 31, 2005	March 31, 2006
Accounts payable	$21,638	$21,321
Payroll and related accruals	24,979	20,571
Workers’ compensation and health benefit liabilities	16,029	16,045
Accrued interest	4,785	9,094
Other	12,154	17,647
	$79,585	$84,678

10.       Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2005	March 31, 2006
Amended Credit Facility, due 2012	$288,959	$288,170
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	52,457	54,098
	491,416	492,268
Less—
Current maturities	2,904	2,903
Unamortized discount	6,818	6,673
	$481,694	$482,692

On July 29, 2005, the Company amended and restated its existing credit facility with Credit Suisse (formerly known as Credit Suisse First Boston, acting through its Cayman Islands Branch), as administrative agent, and other institutions, to provide for supplemental term loans in the aggregate principal amount of $185 million. As amended and restated, the credit facility consists of $287 million in aggregate principal amount of term loans, a letter of credit facility of $20 million, a synthetic letter of credit facility of $15 million and a revolving credit facility of $50 million. The supplemental term loan included $57 million of debt in Canadian dollar equivalents.

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

The revolving facility will mature in October 2008. The Company had no borrowings under the revolving facility at December 31, 2005 and $13.5 million in borrowings at March 31, 2006. The term loan will mature in January 2012. The term loan is subject to quarterly amortization payments of $726, with the balance payable in equal installments on the maturity date. In addition, the credit agreement will provide for mandatory repayments, subject to certain exceptions, of the term loan based on certain asset sales, the net proceeds of certain debt and equity issuances, excess cash flow and insurance proceeds.

The amended credit agreement contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at March 31, 2006.

For the three months ended March 31, 2005 and 2006, the weighted average interest rate for long-term debt under the credit facility was 5.8% and 7.6%, respectively. For the three months ended March 31, 2006, the weighted average interest rate for short-term borrowings under the revolving facility was 9.8%. The Company did not borrow under its revolving facility during the first three months of 2005.

In 2002 our wholly owned subsidiary Brand Services, Inc. issued $150.0 million of 12% Senior Subordinated Notes (the “Senior Subordinated Notes”) due in 2012, guaranteed by the Company, with interest payable semi-annually. The Senior Subordinated Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the “Credit Facility”). Amortization expense related to the discount on the Senior Subordinated Notes for the three months ended March 31, 2005 and 2006 was $73 and $82, respectively.

The Company also issued $35.0 million of 13% pay-in-kind notes (the “Intermediate Notes”) that are subordinated to the Credit Facility and rank equally with the Senior Subordinated Notes. The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the three months ended March 31, 2005 and 2006 was $54 and $63, respectively. The Intermediate Notes are “pay-in-kind” notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the three months ended March 31, 2005 and 2006 was $1,447 and $1,641, respectively.

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

The preferred stock is required to be redeemed by Brand Energy & Infrastructure Services, Inc. on October 16, 2014 at their liquidation value or upon the occurrence of a change of control at 101% of their liquidation value. Prior to July 1, 2008, the preferred stock may be redeemed at the option of Brand Energy & Infrastructure Services, Inc. at a redemption price equal to the sum of the present values of 109% of the aggregate liquidation value of the preferred stock to and including July 1, 2008, discounted to the date of redemption on a quarterly basis (assuming a 360-day year consisting of twelve 30-day months) at the U.S. Treasury rate plus 50 basis points, together with, in each case, accrued and unpaid dividends, if any at redemption date.

After July 1, 2008, the preferred stock may be redeemed at the option of Brand Energy & Infrastructure Services, Inc., at the following redemption prices (expressed as percentages of the liquidation value thereof), plus, in each case, accrued and unpaid dividends to the date of redemption, if any:

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

13.       Financial Instruments

Off-Balance Sheet Risk

As security for the Company’s performance under its self-insurance obligations and to insurers, the Company is contingently liable under letters of credit in the amount of $34.3 million at both December 31, 2005 and March 31, 2006. These letters of credit generally have no scheduled expiration date. The Company pays fees to various banks that range from 3.25% to 4.25% per annum of their face value. If the Company were required to replace its outstanding letters of credit as of March 31, 2006, it is the Company’s opinion that the replacement cost would not vary significantly from the present fee structure.

Derivative Instruments and Hedging Activities

In order to mitigate the interest rate risk related to changes on its variable rate debt, in December 2005 the Company entered into two interest rate swap agreements. Under these agreements, the Company will pay fixed interest rates for three years and will receive floating interest rate payments based on the U.S. 90 day LIBOR and 90 day Canadian bankers acceptances. During years one and two the notional amounts of the U.S. Dollar swap is $50 million and reduces to $25 million in the final year of the agreement, while the notional amount of the Canadian dollar swap is $35 million in years one and two, reducing to $17.5 million in the final year of the agreement

Foreign currency exposures arise from transactions denominated in a currency other than the U.S. dollar. As a result of the Company’s purchase of substantially all of the operations and the net operating assets of Aluma effective July 29, 2005, the Company is subject to foreign currency risk associated with its Canadian investment. In order to mitigate the Company’s exposure to changes in the value of the Canadian dollar due to its investment in Aluma, during the second half of 2005 the Company entered into an $80 million U.S. dollar / Canadian dollar currency swap for a period of three years. The notional amount of the swap is $80 million during years one and two and reduces to $40 million during the final year of the agreement.

The Company did not elect to treat these swap agreements as hedges under SFAS 133 and so mark-to-market gains were recognized in net income. For the three months ended March 31, 2006, the Company recognized a mark-to-market gain of $0.5 million on its interest rate swaps and a mark-to-market gain of $0.4 million on its foreign currency swaps. The fair value of the interest rate swaps and foreign currency swaps were recorded in other current assets and other current liabilities, respectively, at December 31, 2005 and March 31, 2006.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Interest Rate and U.S. Dollar/Canadian dollar currency swaps—Fair value quotes from brokers.

Term loans under the Credit Facility—The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

Notes Payable and Capital Lease Obligations—Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

12% Senior Subordinated Notes—The fair value of the Senior Subordinated Notes is based upon market rates obtained from dealers.

13% Intermediate Notes—The carrying value of the Intermediate Notes approximates fair value.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and March 31, 2006, are as follows:

	December 31, 2005		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swaps	$231	$231	$724	$724
Currency swaps	(1,519)	(1,519)	(1,088)	(1,088)
Term loans	288,959	288,959	288,170	288,170
Notes payable and capital lease obligations	828	828	767	767
12% Senior Subordinated Notes (a)	150,000	157,500	150,000	160,500
13% Intermediate Notes (a)	52,457	52,457	54,098	54,098

(a)           Excludes discount.

14.       Stock Based Employee Compensation

Subsequent to the Transaction, the LLC adopted a Management Equity Incentive Program (the “Management Equity Incentive Program”). Under this program, employees of Brand are eligible to participate in both a time-based equity incentive program and a performance-based equity incentive program to be granted, at no cost to the individual, Class C units and Class C-1 units of the LLC which allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement). Under the time-based equity incentive program, for so long as a member of management remains employed by Brand, and subject to an accelerated vesting in the event of certain liquidity events, the time-based incentive units issued to each employee vest over a five-year period. Under the performance-based equity incentive program, the number of outstanding performance-based units that will vest upon the occurrence of a liquidity event will be determined by comparing the net equity valuation of Brand to certain net equity valuation targets agreed to between management and the LLC. In the event that no liquidity event occurs prior to December 31, 2009, the number of the outstanding performance-based units that vest on that date will be determined by the fair market value of the LLC on that date.

Beginning in April 2003, certain members of the Company’s management team were offered the opportunity to acquire 100%-vested Class B units of the LLC, at the fair market value on date of issuance, through a leveraged co-investment loan. As in the case of the Class C and Class C-1 units, Class B units allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement). These co-investment loans are limited recourse loans, bear interest at the rate of 3.27%, and mature on April 15, 2011. For financial reporting purposes, these management loans are recorded in the LLC financial statements; however, the related stock compensation expense is recorded on the Company’s books and records, based on the fair value at the date of issuance.

From time-to-time, certain members of the Company’s management team were granted fully-vested Class B units at no cost. For financial reporting purposes, the compensation expense related to these grants is recorded on the Company’s books and records, as applicable.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.

Previously, effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption.

The principal difference to the Company between the two methods of accounting for stock based compensation is that, under SFAS 123 the Company recorded the impact of forfeitures as they occurred, whereas under SFAS 123 (R) the Company must estimate the impact of future forfeitures on current periodic expense. Because the Company has historically encountered very low turnover in its management and does not anticipate any increase in turnover in the future, the impact of adoption of SFAS 123 (R) was immaterial to its results of operations and financial position.

During the three months ended March 31, 2005, the Company granted 153,488 Class B units with a fair value of $2.99 per unit at no cost to its new chief executive officer. In addition, the Company granted 75,000 Class C-1 time-based units with a fair value of $2.16 per unit and 450,000 Class C-1 performance based units with a fair value of $2.16 per unit to its new chief executive officer.

During the three months ended March 31, 2006, the Company granted 22,065 Class C time-based units with a fair value of $1.49 per unit and 170,545 Class C performance-based units with a fair value of $1.49 per unit to employees. In addition, the Company offered two newly hired executives to purchase a total of 12,196 100%-vested Class B units at the fair market value on date of grant, through a leveraged co-investment loan.

The following table summarizes the number of units and weighted fair unit value of Class C, Class C-1 and co-leveraged Class B units of the LLC awards outstanding to the employees of Brand as of March 31, 2006:

	Units Outstanding	Weighted Fair Unit Value
Time-based Class C units	428,158	$2.02
Performance-based Class C units	1,392,366	1.74
Time-based Class C-1 units	75,000	2.16
Performance-based Class C-1 units	917,398	2.72
Co-leveraged Class B units	287,591	2.20

The fair value of each award was estimated on the date of grant using a binomial option pricing model and the following assumptions:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Average risk-free interest rate	3.45%	4.18%
Expected dividend yield	0.00%	0.00%
Expected volatility	51.88%	46.80%
Expected Life (years)	3.875	2.875

Time based Class C and C-1 units vest over a period of five years. The Company estimates that approximately 16.67% of the performance based Class C and C-1 units will vest in accordance with the terms of the LLC agreement.

No awards have been exercised or expired since inception. Expense for time-based awards is being recorded over a graded vesting schedule, while expense for performance based awards is being recorded over a straight-line vesting schedule. Based on the awards outstanding at March 31, 2006, estimated non-cash compensation expense for the next five years is as follows:

2006	$233
2007	245
2008	197
2009	172
2010	—

15.       Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company’s foreign subsidiary because those earnings are considered to be permanently invested. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $4.6 million would have been provided as of March 31, 2006.

For the three months ended March 31, 2005 and 2006, income before provisions for income tax was as follows:

	Three Months Ended March 31,
	2005	2006
United States	$3	$2,567
Foreign	359	4,641
	$362	$7,208

The reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for income taxes for the three months ended March 31, 2005 and 2006 follows:

	Three Months Ended March 31,
	2005	2006
Statutory federal income taxes	$123	$2,450
State and local taxes, net of federal	14	245
Foreign tax rate differential	4	141
Preferred stock dividends expense	—	500
Interest expense disallowance	136	144
Other	8	68
Provision for income Taxes	$285	$3,548

16.       Comprehensive Income

For the three months ended March 31, 2005 and 2006, comprehensive income (loss) was as follows:

	Three Months Ended Ended March 31,
	2005	2006
Net income	$77	$3,660
Impact of foreign currency translation, net of tax	(211)	(275)
Comprehensive income (loss)	$(134)	$3,385

17.       Information by Segment and Geographic Area

The Company reports information about its operating segment using the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). This approach is based upon the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company’s reportable segments are identified based upon differences in products, services and markets served. There were no significant inter-segment sales.

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

Information by segment is as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	Revenues	Operating Income	Revenues	Operating Income
Work access services	$98,252	$8,681	$172,990	$16,450
Concrete forming and shoring services	—	—	24,202	3,624
	$98,252	$8,681	$197,192	$20,074

	Total Assets		Depreciation and Amortization Expense
	As of December 31, 2005	As of March 31, 2006	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Work access services	$725,636	$747,402	$6,569	$9,353
Concrete forming and shoring services	97,435	102,365	—	1,556
	$823,071	$849,767	$6,569	$10,909

	Capital Expenditures
	Three Months Ended March 31,
	2005	2006
Work access services	$7,750	$9,272
Concrete forming and shoring services	—	7,206
	$7,750	$16,478

The table below reconciles segment operating income to consolidated pretax income for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Segment operating income	$8,681	$20,074
Interest expense	8,418	12,360
Interest income	(99)	(176)
Gain on interest rate and foreign currency swaps	—	(924)
Foreign currency transaction gain	—	151
Preferred stock dividend expense	—	1,455
Consolidated pretax income	$362	$7,208

Information by geographic areas is as follows:

	Revenues Derived From Unaffiliated Customers		Net Property, Plant and Equipment
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	As of December 31, 2005	As of March 31, 2006
United States	$92,871	$126,034	$189,717	$196,740
Foreign	5,381	71,158	86,903	85,790
	$98,252	$197,192	$276,620	$282,530

18.       Supplemental Consolidating Information

The 12% Senior Subordinated Notes, which are an obligation of Brand Services, Inc., are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Energy & Infrastructure Services, Inc. (which are all 100% owned by Brand Energy & Infrastructure Services, Inc.) and by Brand Energy & Infrastructure Services, Inc. Supplemental consolidating information of Brand Energy & Infrastructure Services, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiary is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of the guarantor and non-guarantor subsidiaries.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$355	$1,291	$4,933	$—	$(269)	$6,310
Trade accounts receivable	—	86,961	30,246	—	—	117,207
Accrued revenue	—	5,560	732	—	—	6,292
Other current assets	3,159	5,675	3,760	—	—	12,594
Due from affiliates	32,269	5,469	—	—	(37,738)	—
Total current assets	35,783	104,956	39,671	—	(38,007)	142,403
Property and Equipment:
Land	—	2,260	2,930	—	—	5,190
Buildings and leasehold improvements	45	4,045	2,188	—	—	6,278
Vehicles and other equipment	7,595	19,531	2,871	—	—	29,997
Scaffolding equipment	173,047	49,250	87,090	—	—	309,387
Total property and equipment at cost	180,687	75,086	95,079	—	—	350,852
Less accumulated depreciation and amortization	49,584	16,472	8,176	—	—	74,232
Total property and equipment, net	131,103	58,614	86,903	—	—	276,620
Due from affiliates	113,221	—	—	53,270	(166,491)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	110,716	—	159,734	229,524	(449,974)	—
Goodwill	247,325	6,976	38,300	—	—	292,601
Intangibles and other assets	66,276	3,296	40,451	1,424	—	111,447
Total assets	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,904	—	$—	$—	$—	$2,904
Notes payable and capital lease obligations, current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—
Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Redeemable preferred stock	—	—	—	32,337	—	32,337
Deferred income taxes	15,331	—	5,600	—	(2,375)	18,556
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder’s equity	152,969	121,862	224,010	205,266	(499,974)	204,133
Total liabilities and stockholder’s equity	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$612	$1,160	$2,257	$—	$(240)	$3,789
Trade accounts receivable	—	94,606	35,074	—	—	129,680
Accrued revenue	—	11,301	5,489	—	—	16,790
Other current assets	3,983	7,609	3,723	—	—	15,315
Due from affiliates	29,689	11,579	3,931	—	(45,199)	—
Total current assets	34,284	126,255	50,474	—	(45,439)	165,574
Property and Equipment:
Land	—	2,261	2,927	—	—	5,188
Buildings and leasehold improvements	38	4,166	2,184	—	—	6,388
Vehicles and other equipment	7,954	19,835	3,089	—	—	30,878
Scaffolding equipment	187,895	47,067	88,596	—	—	323,558
Total property and equipment, at cost	195,887	73,329	96,796	—	—	366,012
Less accumulated depreciation and amortization	53,961	18,515	11,006	—	—	83,482
Total property and equipment, net	141,926	54,814	85,790	—	—	282,530
Due from affiliates	113,103	—	—	55,006	(168,109)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	111,177	—	159,568	233,309	(504,054)	—
Goodwill	247,325	6,976	38,345	—	—	292,646
Intangibles and other assets	64,599	3,293	39,733	1,392	—	109,017
Total assets	$712,414	$191,338	$373,910	$292,082	$(719,977)	$849,767

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Revolving loan	$13,500	$—	$—	$—	$—	$3,500
Current maturities of long-term debt	2,903	—	—	—	—	2,903
Notes payable and capital lease obligations, current portion	100	256	—	—	—	356
Accounts payable and accrued expenses	40,689	19,973	24,256	—	(240)	84,678
Deferred revenue	—	2,626	637	—	—	3,263
Due to affiliates	4,956	38,246	1,997	—	(45,199)	—
Total current liabilities	62,148	61,101	26,890	—	(45,439)	104,700
Long-term debt	431,999	—	—	50,693	—	482,692
Notes payable and capital lease obligations	263	148	—	—	—	411
Redeemable Preferred Stock	—	—	—	33,793	—	33,793
Deferred income taxes	17,327	—	5,623	—	(2,375)	20,575
Due to affiliates	55,006	—	113,103	—	(168,109)	—

Total stockholder’s equity	145,671	130,089	228,294	207,596	(504,054)	207,596
Total liabilities and stockholder’s equity	$712,414	$191,338	$373,910	$292,082	$(719,977)	$849,767

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$72,876	$4,448	$—	$—	$77,324
Equipment rental	—	18,016	854	—	—	18,870
Equipment sales	—	2,599	79	—	(620)	2,058
Intercompany revenue	5,495	30	—	—	(5,525)	—
Total revenues	5,495	93,521	5,381	—	(6,145)	98,252
Operating expenses:
Labor	—	60,898	4,054	—	(1,224)	63,728
Equipment rental	4,768	1,452	380	—	—	6,600
Equipment sales	—	2,169	47	—	(793)	1,423
Divisional operating expenses	19	3,949	152	—	—	4,120
Intercompany operating expenses	—	5,495	30	—	(5,525)	—
Total operating expenses	4,787	73,963	4,663	—	(7,542)	75,871
Gross profit	708	19,558	718	—	1,397	22,381
Selling and administrative expenses	5,620	7,112	365	—	—	13,097
Non-cash compensation	603	—	—	—	—	603
Operating income (loss)	(5,515)	12,446	353	—	1,397	8,681
Interest expense	6,902	1	—	1,515	—	8,418
Interest income	(93)	—	(6)	—	—	(99)
Intercompany interest	1,515	—	—	(1,515)	—	—
Equity in loss (income) of subsidiaries	—	—	—	(77)	77	—
Income (loss) before provision for income tax	(13,839)	12,445	359	77	1,320	362
Provision (benefit) for income tax	(4,478)	4,636	127	—	—	285

Net income (loss)	$(9,361)	$7,809	$4232	$77	$1,320	$77

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$89,012	$48,607	$—	$—	$137,619
Equipment rental	—	32,499	15,935	—	—	48,434
Equipment sales	—	4,590	6,616	—	(67)	11,139
Intercompany revenue	8,540	4	—	—	(8,544)	—
Total revenues	8,540	126,105	71,158	—	(8,611)	197,192
Operating expenses:
Labor	—	76,143	43,887	—	(1,295)	118,735
Equipment rental	5,018	4,886	3,921	—	—	13,825
Equipment sales	—	3,102	4,294	—	(276)	7,120
Divisional operating expenses	6	6,779	1,715	—	—	8,500
Intercompany operating expenses	4	8,538	2	—	(8,544)	—
Total operating expenses	5,028	99,448	53,819	—	(10,115)	148,180
Gross profit	3,512	26,657	17,339	—	1,504	49,012
Selling and administrative expenses	6,760	12,188	9,912	—	—	28,860
Non-cash compensation	78	—	—	—	—	78
Operating income (loss)	(3,326)	14,469	7,427	—	1,504	20,074
Interest expense	10,614	1	9	1,736	—	12,360
Interest income	(156)	(9)	(11)	—	—	(176)
Intercompany interest	(861)	—	2,597	(1,736)	—	—
Foreign currency loss	14	(54)	191	—	—	151
Gain on interest rate and foreign currency rate swaps	(924)	—	—	—	—	(924)
Redeemable preferred stock dividend expense	—	—	—	1,455	—	1,455
Equity in loss (income) of subsidiaries	—	—	—	(5,115)	5,115	—
Income (loss) before provision for income tax	(12,013)	14,531	4,641	3,660	(3,611)	7,208
Provision (benefit) for income tax	(3,417)	5,564	1,401	—	—	3,548

Net income (loss)	$(8,596)	$8,967	$3,240	$3,660	$(3,611)	$3,660

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$5,339	$502	$(268)	$—	$188	$5,761

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,921)	(486)	(343)	—	—	(7,750)
Proceeds from sales of property and equipment	515	—	—	—	—	515
Payments for acquisitions	—	—	—	—	—	—
Net cash used for investing activities	(6,406)	(486)	(343)	—	—	(7,235)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(262)	—	—	—	—	(262)
Short-term bank borrowings	—	—	—	—	—	—
Payments on capital lease obligations	(165)	(16)	—	—	—	(181)
Net cash used for financing activities	(427)	(16)	—	—	—	(443)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,494)	—	(611)	—	188	(1,917)

CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$11,842	$—	$914	$—	$(265)	$12,491

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$(5,102)	$2,919	$914	$—	$29	$(1,240)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,779)	(4,493)	(4,206)	—	—	(16,478)
Proceeds from sales of property and equipment	664	1,504	913	—	—	3,081
Payments for acquisitions	(296)	—	—	—	—	(296)
Net cash used for investing activities	(7,411)	(2,989)	(3,293)	—	—	(13,693)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(730)	—	—	—	—	(730)
Short-term bank borrowings	13,500	—	—	—	—	13,500
Payments on capital lease obligations	—	(61)	—	—	—	(61)
Net cash provided by/(used for) financing activities	12,770	(61)	—	—	—	12,709

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257	(131)	(2,379)	—	29	(2,224)

IMPACT OF CURRENCY ON CASH	—	—	(297)	—	—	(297)

CASH AND CASH EQUIVALENTS, beginning of period	355	1,291	4,933	—	(269)	6,310

CASH AND CASH EQUIVALENTS, end of period	$612	$1,160	$2,257	$—	$(240)	$3,789

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q of Brand Energy & Infrastructure Services, Inc. and subsidiaries (the “Company”) includes forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Brand Energy and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “could,” “expect,” “future,” “intend,” “plan,” “predict,” “project,” “will” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Actual future results may vary materially as a result of various risks and uncertainties, including but not limited to:

•                  seasonal fluctuations and cyclicality in the scaffolding markets;

•                  the potential loss of a key customer;

•                  increases in the cost of labor;

•                  downturns in industries that we serve, such as the oil, petrochemical, chemical, utilities, pulp and paper and construction industries;

•                  unanticipated cost overruns on unit-price contracts;

•                  on-the-job accidents;

•                  the potential loss of key personnel; and

•                  costs related to the integration of acquisitions.

Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

The following discussion and analysis should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

Overview

We are a leading industrial services company. We believe we are the largest North American provider of scaffolding work access services, which include design engineering, project management, labor for the erection and dismantlement of complex scaffolding systems and the associated equipment rental. Additionally, we provide concrete forming and shoring and specialty craft labor services. We primarily service North American energy-related markets, with clients in the refining, chemical, power generation, offshore oil production and other industries. In energy-related markets, our services support the ongoing maintenance, inspection and periodic overhauls (“turnarounds”) of our customers’ facilities. We also provide work access services associated with the construction of new facilities and the expansion or upgrading of existing sites. In the commercial and infrastructure markets, we support new construction and renovation projects, including for high-rise buildings, hospitals, airports, churches, bridges, dams and other construction and renovation projects throughout North America and in select international regions.

Our work access service offerings facilitate access to our customers’ tall and complex structures. The core of our work access business is comprised of work access services for ongoing maintenance at our customers’ facilities, many of which we have serviced for over 20 years. In our forming and shoring business, we provide customized applications that support our customers concrete formwork needs. The modular formwork systems we provide enable our customers to shorten construction times and reduce labor costs. We also provide our customers with specialty craft labor services, including insulation, carpentry and safety services. We believe that providing these services strengthens our relationships with our core customer base and provides us with a source of revenues that requires no additional capital investment.

In the second half of 2005 we acquired the operations of Aluma Enterprises, a leading provider of work access and forming and shoring services in Canada. Approximately 60% of Aluma’s business serves the Canadian refining market, including the Alberta Oil Sands. Through this acquisition we also acquired a concrete forming and shoring business which has a strong presence in select North American regions and international markets.

We deliver our services through an extensive field service organization consisting of 6,000 to 7,000 skilled craftspeople (depending on seasonal needs), 88 field offices and an additional 74 facilities located at customer sites throughout the United States, Canada and selected international locations.

Key Factors Affecting Our Business

Our operating results are influenced by a broad range of factors, including those outlined below.

Effects of Seasonality

The market for industrial work access solutions and forming and shoring services experiences seasonal fluctuations in demand. For instance, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. In addition, cold temperatures in the first and fourth fiscal quarters typically limit activity on maintenance and capital projects in the Alberta Oil Sands. Our utility clients follow a similar pattern. On the other hand, non-residential construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third fiscal quarters. The effects of seasonal fluctuations in demand for our services may lead to:

•                  low inventory utilization during periods of low demand;

•                  an inability to service all of our customers during periods of high demand;

•                  competitive pricing pressure during periods of low demand;

•                  periods of low cash flow; and

•                  quarter-to-quarter volatility in net income.

Effects on our Revenues of Economic Conditions in a Small Group of Industries

Historically, the demand for our industrial work access and forming and shoring services has varied significantly from year to year, principally due to our dependence on maintenance and capital spending by companies in the refining, petrochemical, chemical, utility, pulp and paper and building construction and renovation industries. The spending of companies in these cyclical industries, in turn, is influenced by the strength of the markets for their products as well as regulatory, macroeconomic and geopolitical factors. For example:

•                  Strong demand, high utilization rates and rising energy prices in the refining and petrochemical industries have driven work access spending on maintenance and capital projects, including construction of new facilities, capacity enhancement of existing facilities and refurbishment of mothballed facilities.

•                  Technological advances and high prices for oil have led to major capital investments in extraction and refining facilities in areas such as the Alberta Oil Sands, which has driven demand for our industrial work access services.

•                  Emissions regulations have led to increased capital spending by utilities and companies in the refining, petrochemical and utility industries for the installation of environmentally compliant technologies, which has driven demand for our work access services.

•                  High natural gas prices have led to an increasing reliance on high-maintenance coal-fired generating facilities, driving work access spending in the utility industry.

•                  Federal investment in transportation infrastructure has driven spending on forming and shoring projects by the building construction and renovation industries.

•                  Economic growth and demographic shifts, particularly in the Southern and Western United States, have driven construction and renovation activity, which has led to increased commercial work access spending.

•                  The rising cost of lumber, plywood and structural steel, traditional alternatives to concrete construction, have contributed to increased spending on concrete construction projects that require forming and shoring services.

Effects of Changes in Foreign Currency Exchange Rates

Our acquisition of Aluma significantly increased our exposure to exchange rate fluctuations between the Canadian dollar and the U.S. dollar. We record the financial results of our non-U.S. operations in U.S. dollars. Consequently, a weakening of the Canadian dollar against the U.S. dollar would reduce the contribution, in U.S. dollar terms, of our Canadian operations, even if, in local currency terms, the results of these Canadian subsidiaries improved or remained the same relative to prior years. Approximately 30% of our revenues are generated in Canadian dollars. In future years we expect our Canadian results of operations will be an increasingly important component of our consolidated results of operations. As a result, the impact of changes in the exchange rate between the Canadian dollar and the U.S. dollar in future years will be increasingly important to our reported levels of revenues and operating income. In general we do not hedge against our translational exposure to changes in the U.S. dollar/Canadian dollar exchange rate, though we do hedge to some extent our exposure to certain Canadian dollar receivables, as described below.

Effects of Changes in Interest Rates

As of March 31, 2006, our total long-term indebtedness was $492.3 million, of which approximately $288.2 million was subject to variable interest rates. If interest rates were to increase by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million.

Effects of Competition and Concentrated Client Base

We operate in a highly competitive industry. The work access solutions industry is comprised of a few large work access solutions companies and a large number of engineering and construction firms, multi-craft providers and other local work access solutions providers. As a result, we compete on the basis of delivered price as well as on the basis of customer service and safety. Our 10 largest customers accounted for 36% of our 2005 revenues. The loss of any of our large customers to a competitor or otherwise would have a material adverse effect on our financial condition, results of operations and cash flows.

Key Factors Affecting Our Results

Revenues

Our revenues consist of revenues from labor, equipment rental and equipment sales. We derive the bulk of our revenues from the labor services we provide in connection with the rental or sale of scaffolding equipment. We generally rent equipment under month-to month rental contracts. We provide services, such as the erection and dismantlement of scaffolding or forming and shoring units, under both price-per-unit and time-and-materials contracts. We typically provide work access services for ongoing maintenance at our customers’ facilities, many of which we have serviced for over 20 years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, ongoing maintenance and turnarounds provide stable and recurring revenues. Historically, approximately 75% of our revenues have been attributable to serving the industrial market with ongoing maintenance, turnarounds and capital projects of industrial facilities.

We derive incremental revenues by providing specialty craft services, such as carpentry, insulation and safety services. We also periodically sell new scaffolding and concrete forming and shoring equipment to third parties.

Operating Expenses

Our operating expenses consist of the cost of labor, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses, the most significant of which is the cost of labor. The cost of labor as a percentage of operating expenses was 84.0% and 80.1% for the three months ended March 31, 2005 and 2006, respectively. The cost of labor consists of salaries and related payroll expenses that we pay to our employees who provide our work access and forming and shoring services. In periods of high demand for our services, we may supplement our permanent workforce with as many as 5,000 temporary workers. During periods of intense competition for such temporary workers, our cost of labor increases. For example, a tightening labor market along the Gulf Coast and in Western Canada increased our cost of labor in recent periods. Insurance and related expenses represent a significant component of our cost of labor. In 2005 our insurance costs of $10.6 million represented 3.6% of our cost of labor. If our insurance premiums or related costs rise significantly in the future, our profitability could be reduced.

The cost of equipment rental, the cost of equipment sales and divisional operating expenses represented 9.3%, 4.8%, and 5.7%, respectively, of our operating expenses for the three months ended March 31, 2006. The cost of equipment rentals principally consists of depreciation expense and the costs to transport our rental equipment to and from our customer sites. The cost of equipment sales consists of our purchase costs of the equipment sold. Divisional operating expenses are the costs to man and operate our field locations. These costs tend to vary directly with total revenues.

Gross Margin

We use the gross margin (gross profit divided by revenues) of each of our revenue sources to monitor the profitability of our business. Because we price our services as a function of our estimated costs, we expect our gross margin to be relatively stable despite the variable cost of labor. Consequently, we expect that our labor revenues will vary directly with our cost of labor. Nevertheless, although our contracts typically provide for re-pricing on an annual basis, volatility in our variable costs, principally the cost of labor, may have a short term impact on our gross margins to the extent that pricing adjustments cannot be made immediately to reflect such increased costs.

Because a large component of our cost of rental revenues is depreciation expense, which is a semi-variable cost, we expect that our gross margins on rental revenues should increase as rental revenues increase. From time to time we sell scaffolding and concrete forming and shoring equipment.

Selling and Administrative Expenses

Our selling and administrative expenses consist of salaries and other payroll-related costs for our executive, administrative, financial and marketing functions, as well as certain taxes, insurance and professional service fees.

Interest Expense

Our interest expense includes the interest on our long-term debt, any borrowings under our revolving debt facility and notes payable, commitment fees for our credit facility and amortization of the related fees to execute required financing arrangements. As a result of our high debt levels, interest expense has represented a significant proportion of our expenses during the periods under review.

Gain (Loss) on Interest Rate and Foreign Currency Swaps

When we acquired the assets and operations of Aluma, we increased our exposure to changes in foreign currency exchange rates because the majority of Aluma’s assets and operations are located in Canada. In addition, we increased our exposure to changes in interest rates because the debt we assumed to acquire Aluma is variable interest rate debt. To mitigate our risk related to changes in the rate of exchange between the Canadian dollar and the U.S. dollar and to mitigate our risk related to rising interest rates, we entered into several interest rate and foreign currency swaps during the second half of 2005. As we more fully describe in note 13 of our consolidated financial statements, we determined that we would not account for these as hedges. As a result, we record the change in fair market value of these financial instruments in this line of our income statement.

Foreign Currency Transaction Gain

To fund the acquisition of Aluma, our U.S. subsidiary, Brand Services, borrowed CDN$70.3 million under our credit facility and loaned CDN$132.0 million to our Canadian subsidiary to purchase the Canadian assets of Aluma. As a result, we have a Canadian dollar denominated net receivable on the books of our U.S. subsidiary which changes in value as the rate of exchange rate between the Canadian dollar and the U.S. dollar changes. We record this change in value in this line of our income statement. In particular, because we have a net Canadian receivable on the books of a U.S. subsidiary, we will record unrealized gains if the Canadian dollar strengthens against the U.S. dollar. On the other hand, if the Canadian dollar weakens against the U.S. dollar, we will record unrealized losses.

Redeemable Preferred Stock Expense

We issued redeemable preferred stock during 2005 to finance the acquisition of Aluma. As we more fully discuss in note 12 of our consolidated financial statements, we account for the redeemable preferred stock as debt because it has a mandatory redemption feature. As a result, we charge the related dividends to expense in this line of our income statement.

Critical Accounting Policies

A summary of our significant account policies is included in note 2 to our consolidated financial statements. The preparation of financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Our most critical accounting policies and estimates are described below.

Acquisition Accounting

We have made several acquisitions in recent years. We have accounted for all of these acquisitions in accordance with the purchase method, and accordingly, we have included the results of their operations in our consolidated income statement from the respective date of acquisition. We allocated the purchase price of each acquisition to its identifiable assets and liabilities, and we recorded any excess of the cost over the fair value of the net identifiable assets acquired as goodwill. Our initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delayed finalization of a purchase price has historically not had a material impact on our consolidated results of operations, we cannot guarantee the same results in future acquisitions.

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

We account for goodwill and tradenames in accordance with SFAS No. 142, which requires us to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of SFAS No. 142, we have determined that we will perform our impairment analysis on a consolidated enterprise level. Because quoted market prices are not available, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Workers’ Compensation and Health Benefit Claims

As part of our ongoing business, we make payments on claims for workers’ compensation and health benefits. We have purchased insurance coverage for large claims. We estimate our future workers’ compensation and health benefit liabilities using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our liabilities for workers’ compensation and health benefit claims of $16.0 million as of March 31, 2006, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from our actual future liabilities related to workers’ compensation and health benefit claims.

Revenue Recognition

We generally rent equipment under month-to-month rental contracts and provide services under both price-per-unit and time-and-materials short-term contracts. Price-per-unit contracts establish a fixed price per unit of scaffolding deployed. We recognize revenues on price-per-unit contracts over the contractual period based upon the percentage of completion method. We determine percentage of completion by comparing costs actually incurred on each contract to total estimated costs to complete each contract. We recognize losses on individual contracts as soon as we determine that our total estimated costs exceed our fixed fee arrangement for that contract. We recognize revenues for services provided on a time-and-materials basis when we provide the related service.

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

Acquisition of Aluma

On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma. The purpose of the transaction was to expand our market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in our consolidated financial statements from July 29, 2005 to December 31, 2005. The aggregate purchase price for Aluma was $241.3 million, consisting of purchase price and acquisition related costs of $217.5 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our credit facility (See note 10 to our consolidated financial statements), and through the issuance of our redeemable preferred stock (See note 11 to our consolidated financial statements). In connection with the acquisition, we recorded goodwill of $44.2 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

Results of Operations

Revenue. Total revenues increased to $197.2 million for the three months ended March 31, 2006 from $98.3 million for the three months ended March 31, 2005, which represented an increase of $98.9 million or 100.7%. The increase in revenues was principally attributable to the acquisition of Aluma, which accounted for $84.0 million, or 84.9%, of this increase, and strong demand for work access solutions in all of our markets in 2006. Our revenues derived from the refinery and chemical market increased $11.6 million from prior year driven by increased turnaround activity. The Commercial segment also grew $3.8 million driven by continued strength in new construction and renovation work, particularly in the southeast and western United States.

Gross Profit. Gross profit for the three months ended March 31, 2006 was $49.0 million or 24.9% of revenues compared to 2005 gross profit of $22.4 million or 22.8% of revenues. The acquisition of Aluma accounted for $22.9 million of this increase.

Gross profit on labor services for the three months ended March 31, 2006 increased 38.9% to $18.9 million or 13.7% of labor revenues as compared to the three months ended March 31, 2005 gross profit on labor services, which was $13.6 million or 17.6% of labor revenues. The acquisition of Aluma accounted for $4.9 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 182.1% to $34.6 million in 2006 or 71.5% of equipment revenues as compared to 2005 gross profit on equipment rentals of $12.2 million or 65.0% of equipment rental revenues. The acquisition of Aluma accounted for $18.2 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 22.8% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 3.3% between years. Divisional operating costs increased 106.3% to $8.5 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $4.1 million or 4.2% of total revenues. The acquisition of Aluma accounted for $3.5 million of the increases in divisional operating costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $15.8 million to $28.9 million for the three months ended March 31, 2006. The acquisition of Aluma accounted for $13.0 million of the increase. Selling and administrative expenses also increased as a result of increases in salaries of $0.6 million, benefits expense of $0.5 million, bonus and sales commission expenses of $1.0 million, and bad debt expenses of $0.5 million.

Operating Income. As a result of the factors discussed above, operating income increased by $11.4 million to $20.1 million for the three months ended March 31, 2006 from $8.7 million for the three months ended March 31, 2005.

Interest Expense. Interest expense increased by $3.9 million to $12.4 million for the three months ended March 31, 2006, from $8.4 million for the three months ended March 31, 2005. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility, the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

Redeemable Preferred Stock Dividend Expense. Preferred stock dividend expense in 2006 arose from our issuance in July 2005 of preferred stock to finance the acquisition of Aluma. As further discussed in note 11 to our consolidated financial statements, because the preferred stock has a mandatory redemption date, it is reflected as debt in our consolidated financial statements and the related dividends are recorded as preferred stock dividend expense.

Foreign Currency Transaction Gain. On July 29, 2005 Brand Services borrowed CDN$70.3 million under the credit facility to fund the acquisition of Aluma. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From December 31, 2005 to March 31, 2006, the U.S. dollar strengthened against the Canadian dollar by approximately 0.1% resulting in a foreign currency transaction loss of $0.2 million.

Gain on Interest and Foreign Currency Rate Swaps. During the second half of 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure in connection with our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the three months ended March 31, 2006, we recorded a gain of $0.5 million on our interest rate swaps and a gain of $0.4 million on our currency swaps.

Provision for Taxes. For the three months ended March 31, 2006, the provision for income taxes was recorded at an effective rate of 49.2% versus an effective tax rate of 78.7% for the three months ended March 31, 2005. The primary reason for the decrease in the effective tax rate is that pretax income increased from $0.4 million for the three months ended March 31, 2005 to $7.2 million for the three months ended March 31, 2006. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in Note 15 to our consolidated financial statements.

Liquidity and Capital Resources

We have historically utilized internal cash flow from operations and borrowings under our credit facility to fund our operations, capital expenditures and working capital requirements. As of December 31, 2005 and March 31, 2006, we had working capital of $56.5 million and $60.9 million and cash of $6.3 million and $3.8 million, respectively.

We believe that our existing working capital, borrowings available under our credit facility and internal cash flow from operations should provide sufficient resources to support current business activities. To the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions or experience strong incremental demand.

One of our major uses of cash is capital expenditures. Our capital expenditure requirements are comprised of maintenance and expansion expenditures. Our maintenance capital expenditure requirements are generally for scaffolding planks and other items used in the business, such as trucks and equipment. Expansion capital expenditures are for new scaffolding and vehicles, are discretionary and vary annually based on our level of scaffolding rental activity and management’s growth expectations. During the three months ended March 31, 2005 and 2006, capital expenditures were $7.8 million and $16.5 million, respectively.

In July 2005, we amended our former credit facility in connection with the acquisition of Aluma. Our amended credit facility provides for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facility and a synthetic letter of credit facility of up to $15.0 million. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. As of March 31, 2006, we had $13.5 million in borrowings outstanding under the revolving portion of our credit facility and had total outstanding letters of credit of $34.3 million. Under this facility, we and our subsidiaries are subject to numerous financial covenants. In addition to customary events of default, this facility contains certain financial covenants as well as covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. At March 31, 2006, we were in compliance with the financial covenants related to our credit facility.

The interest rate on the term loans and revolving loans under our credit facility is variable. For the three months ended March 31, 2005 and 2006, the weighted average interest rate on the term loans was 5.8% and 7.6%, respectively. For the three months ended March 31, 2006, the weighted average interest rate for borrowings under the revolving portion of our credit facility was 9.8%.

We are required to make semi-annual interest payments on our 12%, $150.0 million senior subordinated notes in the amount of $9.0 million in April and October of every year until the senior subordinated notes mature in October 2012. We are also required to make quarterly interest payments on loans under our credit facility, which bears interest at a floating rate based upon either the base rate (as defined in our credit agreement, for base rate loans) or the LIBOR rate (for LIBOR loans) plus a spread of 1.75% to 3.25%, depending on the ratio of our consolidated debt to EBITDA. We are not required to make interest payments on our 13%, senior subordinated pay-in-kind notes, until 2008 as these are pay-in-kind notes.

A summary of the sources and uses of cash for the three months ended March 31, 2005 and 2006 follows:

	Three Months Ended March 31,
	2005	2006
Net cash provided by (used for):
Operating activities	$5,761	$(1,240)
Investing activities	(7,235)	(13,693)
Financing activities	(443)	12,709

Off-Balance Sheet Arrangements

As security for our performance to insurers, we are contingently liable under letters of credit in the amounts of $34.3 million and $34.3 million at December 31, 2005 and March 31, 2006, respectively. These letters of credit generally have no scheduled expiration date. We pay fees to various banks that range from 3.25% to 4.25% per annum of their face value. If we were required to replace outstanding letters of credit as of March 31, 2006, management believes that the replacement cost would not vary significantly from the present fee structure.

Contractual Obligations

The following is a summary of contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Payments due in:
	Total	2006	2007	2008	2009	2010	After 2010
Term loan	$288,170	$2,178	$2,903	$2,903	$2,903	$2,903	$274,380
Expected interest payments on term loans(1)	123,466	20,809	20,625	20,414	20,203	19,993	21,422
12% senior subordinated notes	150,000	—	—	—	—	—	150,000
Expected interest payments on 12% senior subordinated notes	126,000	18,000	18,000	18,000	18,000	18,000	36,000
13% senior subordinated pay-in-kind notes	54,098	—	—	—	—	—	54,098
Expected interest payments on 13% senior subordinated pay-in-kind notes	62,808	—	—	8,538	8,538	8,538	37,194
Redeemable preferred stock	33,793	—	—	—	—	—	33,793
Expected dividend payments on redeemable preferred stock	120,533	—	—	—	—	—	120,533
Operating leases	15,875	5,010	4,312	2,527	1,805	760	1,461
Notes payable and capital leases	767	356	356	55	—	—	—
Total contractual cash obligations	$975,510	$46,353	$46,196	$52,437	$51,449	$50,194	$728,881

(1)                                  The interest rate on the term loan under our credit facility is floating. For purposes of this table we are using the March 31, 2006 interest rate of 7.61% for all periods. Also, we have the option to make voluntary prepayments on the term loan and are required under our credit facility to make prepayments equal to 50% of the free cash flow generated in each year as defined in our credit facility. For purposes of this schedule we have not attempted to estimate what, if any, prepayments might be made throughout the life of the term loans.

Effect of Inflation; Seasonality

Inflation has not generally been a material factor affecting our financial condition, results of operations or cash flows. Our general operating expenses, such as salaries, employee benefits and facilities costs are subject to normal inflationary pressures.

The market for industrial work access solutions and formwork and shoring services experiences seasonal fluctuations in demand. In particular, because of high demand for gasoline for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. In addition, cold temperatures in the first and fourth fiscal quarters typically limit activity on maintenance and capital projects in the Alberta Oil Sands. Our work for power utilities follows a similar seasonal pattern. Conversely, non-residential building construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third fiscal quarters.

Change in Accounting Principle

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.

Previously, effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. We selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires us to expense stock options prospectively, beginning in the year of adoption.

Because we had already adopted the fair value recognition provisions of SFAS No. 123, as further discussed in footnote 14 of our consolidated financial statements, the impact of adoption of SFAS No. 123(R) did not have a material impact on our results of  operations or financial position.

New Accounting Standards

SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

In April 2005, the SEC issued FR-74, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (“FR-74”). FR-74 allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for us), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS No. 123R; it only changes the implementation date of the standard.

We adopted SFAS No. 123R using the modified-prospective method on January 1, 2006 and it did not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”)

In November 2004, the FASB issued SFAS No. 151, which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for us) with earlier application permitted. We implemented SFAS No. 151 effective January 1, 2006, and it did not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”)

In May 2005, the FASB issued SFAS No. 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It requires, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We implemented SFAS No. 154 effective January 1, 2006, and it did not have a material impact on our financial condition, results of operations or cash flows.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”)

In March 2005, the FASB issued FIN No. 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We implemented FIN No. 47 as of December 31, 2005 and it did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 addresses several issues relating to accounting for financial instruments, including permitting fair value measurement of any hybrid financial instrument that contains an embedded derivative and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS No. 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments issued or acquired after the fiscal year that begins after September 15, 2006 (January 1, 2007 for us), with earlier application permitted. We have not yet determined the timing of adoption or the full impact of SFAS No. 155. However, we do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, whether derivative or non-derivative, caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. In addition, in the ordinary course of business, we are exposed to foreign currency and interest rate risks.

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At March 31, 2006, we held approximately $492.3 million of long-term debt, with approximately $288.2 million subject to variable interest rates. If interest rates increased by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million, not taking into consideration the effect of the interest rate swaps discussed below.

In order to mitigate the interest rate risk related to our variable rate debt, we have entered into two interest rate swap agreements with terms commencing December 31, 2005. Under these agreements, we will pay fixed interest rates for three years and will receive floating interest rate payments. Our U.S. dollar interest rate swap is based on the U.S. 90-day LIBOR and our Canadian dollar interest rate swap is based on 90-day Canadian bankers acceptances. During years one and two the notional value of the U.S. Dollar swap is $50.0 million and reduces to $25.0 million in the final year of the agreement, while the notional value of the Canadian dollar swap is $35.0 million in years one and two, reducing to $17.5 million in the final year of the agreement. Based upon current variable debt outstanding, if interest rates increased by 100 basis points, annualized cash interest expense would increase by approximately $2.1 million after taking into consideration the effect of these interest rate swaps.

Foreign Currency Exchange Rate Risk

Foreign currency exposures arise from transactions denominated in a currency other than our reporting currency, U.S. dollars, and from foreign financial statement items translated into U.S. dollars. As a result of our purchase of substantially all of the operations and the operating assets of Aluma effective July 29, 2005, we are subject to foreign currency risk associated with our investment in a Canadian company. In order to mitigate our exposure to changes in the value of the Canadian dollar relative to the U.S. dollar we entered into an $80.0 million U.S. dollar/Canadian dollar currency swap agreement for a period of three years commencing on December 31, 2005. The notional amount of the swap is $80.0 million during years one and two and reduces to $40.0 million during the final year of the agreement. A depreciation in the Canadian dollar against the U.S. dollar of 10% would decrease our annual net income by approximately $1.3 million, excluding the impact of U.S. Canadian dollar hedges. We earn an immaterial portion of our revenues in currencies other than U.S. or Canadian dollars, including Mexican pesos. We do not hedge against fluctuations in those other currencies.

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 14 to our consolidated financial statements for the year ended December 31, 2005 contained in our Form 10-K for the year ended December 31, 2005, we initiated a physical inventory of our scaffolding equipment  in November 2005 and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment that could no longer be physically located. Management believes that these scaffolding assets were most likely lost, stolen, scrapped or installed at a client site, in each case without having been properly recorded in our scaffolding equipment perpetual records and other books and records.

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

As a result of the deficiencies discussed above, management, under the direction of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e)) as of March 31, 2006. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of March 31, 2006, due to the material weakness noted above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1.        Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.        Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Date: May 12, 2006	/s/ Paul T. Wood
Paul T. Wood
Chief Executive Officer and President

Date: May 12, 2006	/s/ Anthony A. Rabb
Anthony A. Rabb
Chief Financial Officer and
Vice President, Finance