Form 10-Q
period 2006-06-30
Brand Energy & Infrastructure Services, Inc
filed 2006-08-11
CIK 1219808

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-102511

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3909682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2505 South Main Street
Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (678) 285-1498

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

Large accelerated filer   ☐               Accelerated filer   ☐               Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:   ☐      No:   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding at July 31, 2006
$.01 par value	1,000 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(In thousands)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2006	2005	2006
Revenues:
Labor	$71,346	$142,533	$148,670	$280,152
Equipment rental	19,225	51,164	38,095	99,598
Equipment sales	2,523	10,946	4,581	22,085
Total revenues	93,094	204,643	191,346	401,835
Operating expenses:
Labor	58,474	121,930	122,202	240,665
Equipment rental	7,356	15,033	13,956	28,858
Equipment sales	1,681	6,443	3,104	13,563
Divisional operating expenses	4,442	8,793	8,562	17,293
Total operating expenses	71,953	152,199	147,824	300,379
Gross profit	21,141	52,444	43,522	101,456
Selling and administrative expenses	15,584	31,443	28,681	60,303
Non-cash compensation	84	135	687	213
Operating income	5,473	20,866	14,154	40,940
Interest expense	8,626	13,583	17,044	25,943
Interest income	(60)	—	(159)	(176)
Foreign currency transaction gain	—	(2,607)	—	(2,456)
Loss on interest rate and foreign currency swaps	—	3,613	—	2,689
Redeemable preferred stock dividend expense	—	1,521	—	2,976
Income (loss) before income taxes	(3,093)	4,756	(2,731)	11,964
Income tax expense (benefit)	(709)	2,706	(424)	6,254
Net income (loss)	$(2,384)	$2,050	$(2,307)	$5,710

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	June 30, 2006 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,310	$6,304
Trade accounts receivable, net of allowance for doubtful accounts of $6,364 in 2005 and $9,287 in 2006	117,207	137,741
Accrued revenue	6,292	13,952
Other current assets	12,594	18,589

Total current assets	142,403	176,586

PROPERTY AND EQUIPMENT:
Land	5,190	4,708
Buildings and leasehold improvements	6,278	6,684
Vehicles and other equipment	29,997	31,711
Scaffolding equipment	309,387	345,976

Total property and equipment, at cost	350,852	389,079

Less—Accumulated depreciation and amortization	74,232	93,271

Total property and equipment, net	276,620	295,808

GOODWILL	292,601	294,809

OTHER ASSETS AND INTANGIBLES	111,447	111,247

TOTAL ASSETS	$823,071	$878,450

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	June 30, 2006 (unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$—	$20,125
Current maturities of long-term debt	2,904	2,931
Notes payable and capital lease obligations, current portion	370	328
Accounts payable and accrued expenses	79,585	92,306
Deferred revenue	3,034	3,497

Total current liabilities	85,893	119,187

LONG-TERM DEBT	481,694	486,614

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	458	312

REDEEMABLE PREFERRED STOCK	32,337	35,313

DEFERRED INCOME TAXES	18,556	24,282

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	225,833	226,047
Cumulative translation adjustment	7,248	9,933
Accumulated deficit	(28,948)	(23,238)

Total stockholder’s equity	204,133	212,742
Total liabilities and stockholder’s equity	$823,071	$878,450

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,307)	$5,710
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	13,512	22,218
Deferred income taxes	(504)	5,726
Non-cash interest	3,986	4,708
Non-cash compensation	686	213
Redeemable preferred stock dividend expense	—	2,976
Loss on interest rate and foreign currency swaps	—	2,689
Foreign currency transaction gain	—	(2,456)
Gain on sale of used rental equipment	(922)	(5,939)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,695)	(20,534)
Accrued revenue	(4,614)	(7,660)
Other current assets	56	(5,018)
Accounts payable and accrued expenses	6,173	7,292
Deferred revenue	119	463
Other	(21)	935
Net cash flows from operating activities	6,469	11,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,425)	(37,093)
Proceeds from sales of used rental equipment	1,529	8,358
Payments for acquisitions	—	(254)
Net cash flows used in investing activities	(10,896)	(28,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(523)	(1,464)
Short-term bank borrowings	—	20,125
Payments of deferred financing fees	—	(929)
Payments on capital lease obligations	(298)	(188)
Net cash flows from (used in) financing activities	(821)	17,544
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,248)	(122)

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	116

CASH AND CASH EQUIVALENTS, beginning of period	14,408	6,310
CASH AND CASH EQUIVALENTS, end of period	$9,160	$6,304

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,
	2005	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$12,994	$20,316
Income taxes paid	1,477	921

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements
(Unaudited)
(in thousands except share and per share amounts)

The financial statements included herein for the periods ended June 30, 2005 and 2006 have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to the Form 10-Q. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2005 and 2006, and cash flows for the six months ended June 30, 2005 and 2006. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

1.              Organization and Business

Brand Energy & Infrastructure Services, Inc. and its subsidiaries (“Brand”) are 100% owned by Brand Holdings, LLC (the “LLC”). As of June 30, 2006, the voting equity interests of the LLC were owned 72.3% by J.P. Morgan Partners and its affiliates (“JPMP”), and 27.7% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Energy & Infrastructure Services, Inc. All references to “the Company”, “we”, “us”, or “our” mean Brand Energy & Infrastructure Services, Inc. and its subsidiaries.

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

The Company’s services are not rendered to or dependent on any single customer or group of customers within the industrial or commercial markets and, therefore, the Company does not believe a material concentration of credit risk exists.

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

For the six months ended June 30, 2005 and 2006, depreciation expense was $11,223 and $18,549, respectively.

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

Foreign Currency Translation

The financial statements of the Company’s subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account as a separate component of other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income (loss). The Company does not have any subsidiaries outside the United States located in highly inflationary economies.

3.              New Accounting Standards

SFAS No. 123 (revised 2004), Shared-Based Payment” (SFAS 123R)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154)

In May 2005, the FASB issued SFAS 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS 154 effective January 1, 2006, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FASB Interpretation No. 48”)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the full impact of FASB Interpretation No. 48; however, it is not expected to materially impact the Company’s financial condition, results of operations or cash flows.

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

The purchase price paid for this acquisition was as follows:

Cash paid	$211,443
Direct acquisition costs	6,119
$217,562
Liabilities assumed	23,814
Total purchase price	$241,376

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

The following table presents the estimated fair values of the assets acquired and the amount allocated to goodwill:

Current assets		$39,894
Property and equipment		113,841
Identifiable intangible assets:
Customer relationships	$30,753
Patents	280
Trademarks	11,585
		42,618
Total fair value of assets acquired		$196,353
Goodwill		45,023
Total purchase price		$241,376

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Revenue	$154,605	$317,801
Operating expense	114,277	230,572
Gross profit	40,328	87,229
Selling and administrative expenses	31,045	64,074
Non-cash compensation	84	687
Operating income	9,199	22,468
Interest expense	11,664	23,126
Interest (income)	(60)	(159)
Foreign currency transaction loss	704	932
Preferred stock dividend expense	1,394	2,793
Loss before income taxes	(4,503)	(4,224)
Income tax expense (benefit)	(744)	(3)
Net loss	(3,759)	(4,221)

5.              Other Current Assets

Other current assets consist of the following:

	December 31, 2005	June 30, 2006
Prepaid expenses	$4,708	$5,114
Inventory	7,487	11,835
Other	399	1,640
	$12,594	$18,589

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

Activity in the allowance for doubtful accounts for the six months ended June 30, 2005 and 2006 are as follows:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Balance at beginning of year	$1,605	$6,364
Additions charged to operating expenses	810	3,891
Impact of foreign currency translation	—	64
Net write-offs	(80)	(1,032)
Balance at June 30	$2,335	$9,287

7.              Goodwill

Goodwill represents the amount paid in connection with the Transaction and acquisitions in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgments about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Balance at December 31, 2005	$292,601
Goodwill acquired	254
Reclassification	674
Foreign currency translation	1,280
Balance at June 30, 2006	$294,809

Approximately $37.5 million of the goodwill recorded at June 30, 2006 is amortizable over 15 years for tax purposes.

8.              Other Assets and Intangibles

Other assets and intangibles consist of the following:

	December 31, 2005	June 30, 2006
Deferred financing costs, net of accumulated amortization of $4,608 in 2005 and $5,643 in 2006	$14,633	$14,526
Customer relationships	70,630	68,399
Trade names	25,566	25,975
Patents	281	279
Non-compete agreement	210	179
Pre-paid IPO expenses	—	1,763
Other	127	126
	$111,447	$111,247

In connection with the issuance of its credit facility (Note 10), the $150.0 million, 12% Senior Subordinated Notes (Note 10), the $35.0 million, 13%, pay-in-kind notes (Note 10) and the redeemable preferred stock (Note 11), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the six months ended June 30, 2005 and 2006, amortization expense relating to these deferred financing costs was $748 and $1,035, respectively. Amortization of deferred financing costs is included as an element of interest expense in the consolidated statement of operationss.

Customer relationships, trade names and patents were recorded at their fair values as a result of the Transaction and the acquisition of Aluma. The fair values assigned to customer relationships, trade names and patents were based on the future discounted cash flows that are expected to result from the respective intangible existing at the date of the respective transaction. Customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the six months ended June 30, 2005 and 2006 was $2,246 and $3,630, respectively. Trade names are not amortized as this type of intangible asset has an indefinite life. Patents are amortized over the life of the respective patent. Amortization expense related to patents was $8 in 2006. Amortization expense related to the non-compete agreements was $43 and $31 for the six months ended June 30, 2005 and 2006, respectively.

The following summarizes the balances of intangibles as of December 31, 2005 and June 30, 2006:

	December 31, 2005			June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$86,355	$(15,725)	$70,630	$87,835	$(19,436)	$68,399
Non-compete agreement	1,357	(1,147)	210	1,357	(1,178)	179
Patents	288	(7)	281	295	(16)	279
Unamortizable intangible assets:
Trade names	25,566	—	25,566	25,975	—	25,975

Aggregate amortization expense for the six months ended June 30, 2005 and 2006 was $2,289 and $3,669, respectively.

9.              Accounts Payable And Accrued Expenses

The major components of accounts payable and accrued expenses are as follows:

	December 31, 2005	June 30, 2006
Accounts payable	$21,638	$27,573
Payroll and related accruals	24,979	22,371
Workers’ compensation and health benefit liabilities	16,029	16,982
Accrued interest	4,785	5,431
Other	12,154	19,949
	$79,585	$92,306

10.       Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2005	June 30, 2006
Amended Credit Facility, due 2012	$288,959	$290,233
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	52,457	55,839
	491,416	496,072
Less—
Current maturities	2,904	2,931
Unamortized discount	6,818	6,527
	$481,694	$486,614

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

The revolving facility will mature in October 2008. The Company had no borrowings under the revolving facility at December 31, 2005 and $20.1 million in borrowings at June 30, 2006. The Company has classified its borrowings under the revolving facility as current liabilities at June 30, 2006 because the Company intends to repay these borrowings in less than one year. The term loan will mature in January 2012. The term loan is subject to quarterly amortization payments of $733, with the balance payable on the maturity date. In addition, the credit agreement will provide for mandatory repayments, subject to certain exceptions, of the term loan based on certain asset sales, the net proceeds of certain debt and equity issuances, excess cash flow and insurance proceeds.

The amended credit agreement contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company’s ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at June 30, 2006.

For the three months ended June 30, 2005 and 2006, the weighted average interest rate for long-term debt under the credit facility was 6.0% and 7.9%, respectively. For the six months ended June 30, 2005 and 2006 the weighted average interest rate for long-term debt under the credit facility was 6.3% and 7.5%, respectively. For the three and six months ended June 30, 2006, the weighted average interest rate for short-term borrowings under the revolving facility was 9.9%. The Company did not borrow under its revolving facility during the first six months of 2005.

In 2002 our wholly owned subsidiary Brand Services, Inc. issued $150.0 million of 12% Senior Subordinated Notes (the “Senior Subordinated Notes”) due in 2012, guaranteed by the Company, with interest payable semi-annually. The Senior Subordinated Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the “Credit Facility”). Amortization expense related to the discount on the Senior Subordinated Notes for the six months ended June 30, 2005 and 2006 was $147 and $166, respectively.

The Company also issued $35.0 million of 13% pay-in-kind notes (the “Intermediate Notes”) that are subordinated to the Credit Facility and rank equally with the Senior Subordinated Notes. The Intermediate Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the six months ended June 30, 2005 and 2006 was $109 and $125, respectively. The Intermediate Notes are “pay-in-kind” notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the six months ended June 30, 2005 and 2006 was $2,982 and $3,382, respectively.

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

After July 1, 2008, the preferred stock may be redeemed at the option of Brand Energy & Infrastructure Services, Inc., at the following redemption prices (expressed as percentages of the liquidation value thereof), plus, in each case, accrued and unpaid dividends to the date of redemption, if any:

Period in which redemption occurs	Percentage
July 1, 2008 through (and including) June 30, 2009	109.00%
July 1, 2009 through (and including) June 30, 2010	104.50%
July 1, 2010 through (and including) June 30, 2011	102.25%
Thereafter	100.00%

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

13.       Financial Instruments

Off-Balance Sheet Risk

As security for the Company’s performance under its self-insurance obligations and to insurers, the Company is contingently liable under letters of credit in the amount of $34.3 million and $34.4 million at December 31, 2005 and June 30, 2006, respectively. These letters of credit generally have no scheduled expiration date. The Company pays fees to various banks that range from 3.25% to 4.25% per annum of their face value. If the Company were required to replace its outstanding letters of credit as of June 30, 2006, it is the Company’s opinion that the replacement cost would not vary significantly from the present fee structure.

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

The Company did not elect to treat these swap agreements as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income. For the six months ended June 30, 2006, the Company recognized a mark-to-market gain of $1.0 million on its interest rate swaps and a mark-to-market loss of $3.7 million on its foreign currency swaps. The fair value of the interest rate swaps and foreign currency swaps were recorded in other current assets and other current liabilities, respectively, at December 31, 2005 and June 30, 2006.

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

12% Senior Subordinated Notes—The fair value of the Senior Subordinated Notes is based upon market rates obtained from dealers.

13% Intermediate Notes—The carrying value of the Intermediate Notes approximates fair value.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2005 and June 30, 2006, are as follows:

	December 31, 2005		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swaps	$231	$231	$1,208	$1,208
Currency swaps	(1,519)	(1,519)	(5,185)	(5,185)
Term loans	288,959	288,959	290,233	290,233
Notes payable and capital lease obligations	828	828	639	639
12% Senior Subordinated Notes (a)	150,000	157,500	150,000	169,500
13% Intermediate Notes (a)	52,457	52,457	55,839	55,839

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

During the six months ended June 30, 2005, the LLC granted 153,488 Class B units with a fair value of $2.99 per unit at no cost to its new chief executive officer. In addition, the LLC granted 75,000 Class C-1 time-based units with a fair value of $2.16 per unit and 782,932 Class C-1 performance based units with a fair value of $2.18 per unit to its senior management.

During the six months ended June 30, 2006, the LLC granted 22,065 Class C time-based units with a fair value of $1.49 per unit and 265,545 Class C performance-based units with a fair value of $2.99 per unit to employees. In addition, the LLC offered two newly hired executives to purchase a total of 12,196 100%-vested Class B units at the fair market value on date of grant, through a leveraged co-investment loan.

The following table summarizes the number of units and weighted fair unit value of Class C, Class C-1 and co-leveraged Class B units of the LLC awards outstanding to the employees of Brand as of June 30, 2006:

	Units Outstanding	Weighted Fair Unit Value
Time-based Class C units	427,878	$2.02
Performance-based Class C units	1,478,766	1.99
Time-based Class C-1 units	75,000	2.16
Performance-based Class C-1 units	917,398	2.72
Co-leveraged Class B units	283,341	2.20

The fair value of each award was estimated on the date of grant using a binomial option pricing model and the following assumptions:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
Average risk-free interest rate	3.76%	4.18%
Expected dividend yield	0.00%	0.00%
Expected volatility	52.88%	46.80%
Expected Life (years)	3.750	2.625

Time based Class C and C-1 units vest over a period of five years. The Company estimates that approximately 16.67% of the performance based Class C and C-1 units will vest in accordance with the terms of the LLC agreement.

No awards have been exercised or expired since inception. Expense for time-based awards is being recorded over a graded vesting schedule, while expense for performance based awards is being recorded over a straight-line vesting schedule. Based on the awards outstanding at June 30, 2006, estimated non-cash compensation expense for the next five years is as follows:

Remainder of 2006	$147
2007	264
2008	216
2009	192
2010	—

15.       Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company’s foreign subsidiary because those earnings are considered to be permanently invested. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $6.5 million would have been provided as of June 30, 2006.

For the three and six months ended June 30, 2005 and 2006, income before provision for income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
United States	$(4,115)	$(871)	$(4,112)	$2,752
Foreign	1,022	5,627	1,381	9,212
	$(3,093)	$4,756	$(2,731)	$11,964

The reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for income taxes for the three and six months ended June 30, 2005 and 2006 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Statutory federal income taxes	$(1,052)	$1,617	$(929)	$4,068
State and local taxes, net of federal	(75)	61	(61)	306
Foreign tax rate differential	(4)	212	—	353
Preferred stock dividends expense	—	522	—	1,022
Interest expense disallowance	144	153	280	297
Other	278	141	286	208
Provision for income Taxes	$(709)	$2,706	$(424)	$6,254

16.       Comprehensive Income (Loss)

For the three and six months ended June 30, 2005 and 2006, comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income (loss)	$(2,384)	$2,050	$(2,307)	$5,710
Impact of foreign currency translation	(137)	2,960	(348)	2,685
Comprehensive income (loss)	$(2,521)	$5,010	$(2,655)	$8,395

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

Information by segment is as follows:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006
	Revenues	Operating Income	Revenues	Operating Income
Work access services	$191,346	$14,154	$349,204	$31,817
Concrete forming and shoring services	—	—	52,631	9,123
	$191,346	$14,154	$401,835	$40,940

	As of	As of	Six Months Ended
	December 31, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	Total Assets		Depreciation and Amortization Expense

Work access services	$725,636	$766,245	$13,512	$16,678
Concrete forming and shoring services	97,435	112,205	—	5,540
	$823,071	$878,450	$13,512	$22,218

	Capital Expenditures Six Months Ended June 30,
	2005	2006
Work access services	$12,425	$19,745
Concrete forming and shoring services	—	17,348
	$12,425	$37,093

The table below reconciles segment operating income to consolidated pretax income (loss) for the six months ended June 30, 2005 and 2006:

	Six Months Ended June 30,
	2005	2006
Segment operating income	$14,154	$40,940
Interest expense	17,044	25,943
Interest income	(159)	(176)
Loss on interest rate and foreign currency swaps	—	2,689
Foreign currency transaction gain	—	(2,456)
Redeemable preferred stock dividend expense	—	2,976
Consolidated pretax income (loss)	$(2,731)	$11,964

Information by geographic areas is as follows:

	Six Months Ended		As of	As of
	June 30, 2005	June 30, 2006	December 31, 2005	June 30, 2006
	Revenues Derived From Unaffiliated Customers		Net Property, Plant and Equipment
United States	$178,071	$254,020	$189,717	$201,293
Foreign	13,275	147,815	86,903	94,515
	$191,346	$401,835	$276,620	$295,808

18.       Subsequent Event

On August 3, 2006 the Company purchased the business and operating assets of Interstate Scaffolding, Inc. (“Interstate”), an Illinois corporation for $30.0 million. Interstate had revenues of $48.5 million for the year ended December 31, 2005 and total assets of $20.3 million at December 31, 2005.  The purpose of the transaction was to expand the Company’s geographic presence on the West coast, in the Mid-West, and Northeast and to augment the Company’s customer base in the oil refining and utilities industries.

On August 3, 2006 the Company amended its existing credit facility with Credit Suisse, as administrative agent, and other institutions, to provide for, among other things, (i) an increase in the revolving credit facility from $50.0 million to $100.0 million, (ii) the establishment of an uncommitted incremental term facility pursuant to which the Company will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $25.0 million and (iii) an amendment to the restrictions on acquisitions contained therein that would permit the Company to make acquisitions in an aggregate amount of up to $70.0 million during the 2006 fiscal year. The Company funded the acquisition of Interstate and related fees and expenses with additional borrowings under its amended credit facility.

19.       Supplemental Consolidating Information

The 12% Senior Subordinated Notes, which are an obligation of Brand Services, Inc., are fully and unconditionally guaranteed on a senior subordinated, joint, and several basis by the other domestic subsidiaries of Brand Services, Inc. (which are all 100% owned by Brand Energy & Infrastructure Services, Inc.) and by Brand Energy & Infrastructure Services, Inc. Supplemental consolidating information of Brand Energy & Infrastructure Services, Inc., Brand Services, Inc., the guarantor subsidiaries, and its foreign non-guarantor subsidiary is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of the guarantor and non-guarantor subsidiaries.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$355	$1,291	$4,933	$—	$(269)	$6,310
Trade accounts receivable	—	86,961	30,246	—	—	117,207
Accrued revenue	—	5,560	732	—	—	6,292
Other current assets	3,159	5,675	3,760	—	—	12,594
Due from affiliates	32,269	5,469	—	—	(37,738)	—
Total current assets	35,783	104,956	39,671	—	(38,007)	142,403
Property and Equipment:
Land	—	2,260	2,930	—	—	5,190
Buildings and leasehold improvements	45	4,045	2,188	—	—	6,278
Vehicles and other equipment	7,595	19,531	2,871	—	—	29,997
Scaffolding equipment	173,047	49,250	87,090	—	—	309,387
Total property and equipment at cost	180,687	75,086	95,079	—	—	350,852
Less accumulated depreciation and amortization	49,584	16,472	8,176	—	—	74,232
Total property and equipment, net	131,103	58,614	86,903	—	—	276,620
Due from affiliates	113,221	—	—	53,270	(166,491)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	110,716	—	159,734	229,524	(499,974)	—
Goodwill	247,325	6,976	38,300	—	—	292,601
Intangibles and other assets	66,276	3,296	40,451	1,424	—	111,447
Total assets	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005 (CONTINUED)

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,904	—	$—	$—	$—	$2,904
Notes payable and capitallease obligations,current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—
Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Redeemable preferred stock	—	—	—	32,337	—	32,337
Deferred income taxes	15,331	—	5,600	—	(2,375)	18,556
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder’s equity	152,969	121,862	224,010	205,266	(499,974)	204,133
Total liabilities and stockholder’s equity	$704,424	$173,842	$365,059	$286,593	$(706,847)	$823,071

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$156	$—	$6,265	$—	$(117)	$6,304
Trade accounts receivable	—	94,089	43,652	—	—	137,741
Accrued revenue	—	9,135	4,817	—	—	13,952
Other current assets	4,404	9,271	4,914	—	—	18,589
Due from affiliates	21,204	12,844	1,732	—	(35,780)	—
Total current assets	25,764	125,339	61,380	—	(35,897)	176,586
Property and Equipment:
Land	25	1,620	3,063	—	—	4,708
Buildings and leasehold improvements	129	4,079	2,476	—	—	6,684
Vehicles and other equipment	8,151	19,910	3,650	—	—	31,711
Scaffolding equipment	194,368	52,312	99,296	—	—	345,976
Total property and equipment, at cost	202,673	77,921	108,485	—	—	389,079
Less accumulated depreciation and amortization	59,149	20,152	13,970	—	—	93,271
Total property and equipment, net	143,524	57,769	94,515	—	—	295,808
Due from affiliates	118,389	—	—	56,841	(175,230)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	111,286	—	167,025	239,976	(518,287)	—
Goodwill	247,325	6,976	40,508	—	—	294,809
Intangibles and other assets	65,719	3,290	40,877	1,361	—	111,247
Total assets	$712,007	$193,374	$404,305	$300,553	$(731,789)	$878,450

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Revolving loan	$20,125	$—	$—	$—	$—	$20,125
Current maturities of long-term debt	2,931	—	—	—	—	2,931
Notes payable and capital lease obligations, current portion	100	228	—	—	—	328
Accounts payable and accrued expenses	46,154	21,477	24,792	—	(117)	92,306
Deferred revenue	—	2,830	667	—	—	3,497
Due to affiliates	—	27,406	8,374	—	(35,780)	—
Total current liabilities	69,310	51,941	33,833	—	(35,897)	119,187
Long-term debt	434,116	—	—	52,498	—	486,614
Notes payable and capital lease obligations	169	143	—	—	—	312
Redeemable Preferred Stock	—	—	—	35,313	—	35,313
Deferred income taxes	17,693	—	8,964	—	(2,375)	24,282
Due to affiliates	56,842	—	118,388	—	(175,230)	—
Total stockholder’s equity	133,877	141,290	243,120	212,742	(518,287)	212,742
Total liabilities and stockholder’s equity	$712,007	$193,374	$404,305	$300,553	$(731,789)	$878,450

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$64,829	$6,517	$—	$—	$71,346
Equipment rental	—	18,065	1,160	—	—	19,225
Equipment sales	—	2,592	217	—	(286)	2,523
Intercompany revenue	6,468	48	—	—	(6,516)	—
Total revenues	6,468	85,534	7,894	—	(6,802)	93,094
Operating expenses:
Labor	—	53,423	5,808	—	(757)	58,474
Equipment rental	5,194	1,699	463	—	—	7,356
Equipment sales	—	1,900	31	—	(250)	1,681
Divisional operating expenses	(13)	4,285	170	—	—	4,442
Intercompany operating expenses	—	6,468	48	—	(6,516)	—
Total operating expenses	5,181	67,775	6,520	—	(7,523)	71,953
Gross profit	1,287	17,759	1,374	—	721	21,141
Selling and administrative expenses	8,077	7,156	351	—	—	15,584
Non-cash compensation	84	—	—	—	—	84
Operating income (loss)	(6,874)	10,603	1,023	—	721	5,473
Interest expense	6,980	38	5	1,603	—	8,626
Interest income	(55)	(1)	(4)	—	—	(60)
Intercompany interest	1,603	—	—	(1,603)	—	—
Equity in loss (income) of subsidiaries	—	—	—	2,384	(2,384)	—
Income (loss) before for income taxes	(15,402)	10,566	1,022	(2,384)	3,105	(3,093)
Income tax expense (benefit)	(5,000)	3,936	355	—	—	(709)
Net income (loss)	$(10,402)	$6,630	$667	$(2,384)	$3,105	$(2,384)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$92,020	$51,141	$—	$(628)	$142,533
Equipment rental	—	32,770	18,394	—	—	51,164
Equipment sales	—	4,131	7,122	—	(307)	10,946
Intercompany revenue	7,979	(4)	—	—	(7,975)	—
Total revenues	7,979	128,917	76,657	—	(8,910)	204,643
Operating expenses:
Labor	—	77,618	45,936	—	(1,624)	121,930
Equipment rental	5,245	4,749	5,039	—	—	15,033
Equipment sales	—	2,588	4,407	—	(552)	6,443
Divisional operating expenses	14	6,962	1,817	—	—	8,793
Intercompany operating expenses	(4)	7,977	2	—	(7,975)	—
Total operating expenses	5,255	99,894	57,201	—	(10,151)	152,199
Gross profit	2,724	29,023	19,456	—	1,241	52,444
Selling and administrative expenses	9,440	11,666	10,337	—	—	31,443
Non-cash compensation	135	—	—	—	—	135
Operating income (loss)	(6,851)	17,357	9,119	—	1,241	20,866
Interest expense	11,747	—	—	1,836	—	13,583
Interest income	—	—	—	—	—	—
Intercompany interest	(836)	—	2,672	(1,836)	—	—
Foreign currencytransaction (gain) loss	(2,902)	338	(43)	—	—	(2,607)
Gain on interest rate and foreign currency rate swaps	3,613	—	—	—	—	3,613
Redeemable preferred stock dividend expense	—	—	—	1,521	—	1,521
Equity in loss (income) of subsidiaries	—	—	—	(3,571)	3,571	—
Income (loss) before income taxes	(18,473)	17,019	6,490	2,050	(2,330)	4,756
Income tax expense (benefit)	(6,547)	6,516	2,737	—	—	2,706
Net income (loss)	$(11,926)	$10,503	$3,753	$2,050	$(2,330)	$2,050

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$137,705	$10,965	$—	$—	$148,670
Equipment rental	—	36,081	2,014	—	—	38,095
Equipment sales	—	5,191	296	—	(906)	4,581
Intercompany revenue	11,963	78	—	—	(12,041)	—
Total revenues	11,963	179,055	13,275	—	(12,947)	191,346
Operating expenses:
Labor	—	114,321	9,862	—	(1,981)	122,202
Equipment rental	9,962	3,151	843	—	—	13,956
Equipment sales	—	4,069	78	—	(1,043)	3,104
Divisional operating expenses	6	8,234	322	—	—	8,562
Intercompany operating expenses	—	11,963	78	—	(12,041)	—
Total operating expenses	9,968	141,738	11,183	—	(15,065)	147,824
Gross profit	1,995	37,317	2,092	—	2,118	43,522
Selling and administrative expenses	13,697	14,268	716	—	—	28,681
Non-cash compensation	687	—	—	—	—	687
Operating income (loss)	(12,389)	23,049	1,376	—	2,118	14,154
Interest expense	13,882	39	5	3,118	—	17,044
Interest income	(148)	(1)	(10)	—	—	(159)
Intercompany interest	3,118	—	—	(3,118)	—	—
Equity in loss (income) of subsidiaries	—	—	—	2,307	(2,307)	—
Income (loss) before income taxes	(29,241)	23,011	1,381	(2,307)	4,425	(2,731)
Income tax expense (benefit)	(9,478)	8,572	482	—	—	(424)
Net income (loss)	$(19,763)	$14,439	$899	$(2,307)	$4,425	$(2,307)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$181,032	$99,748	$—	$(628)	$280,152
Equipment rental	—	65,269	34,329	—	—	99,598
Equipment sales	—	8,721	13,738	—	(374)	22,085
Intercompany revenue	16,519	—	—	—	(16,519)	—
Total revenues	16,519	255,022	147,815	—	(17,521)	401,835
Operating expenses:
Labor	—	153,761	89,823	—	(2,919)	240,665
Equipment rental	10,263	9,635	8,960	—	—	28,858
Equipment sales	—	5,690	8,701	—	(828)	13,563
Divisional operating expenses	20	13,741	3,532	—	—	17,293
Intercompany operating expenses	—	16,515	4	—	(16,519)	—
Total operating expenses	10,283	199,342	111,020	—	(20,266)	300,379
Gross profit	6,236	55,680	36,795	—	2,745	101,456
Selling and administrative expenses	16,200	23,854	20,249	—	—	60,303
Non-cash compensation	213	—	—	—	—	213
Operating income (loss)	(10,177)	31,826	16,546	—	2,745	40,940
Interest expense	22,361	1	9	3,572	—	25,943
Interest income	(156)	(9)	(11)	—	—	(176)
Intercompany interest	(1,697)	—	5,269	(3,572)	—	—
Foreign currency transaction (gain) loss	(2,888)	284	148	—	—	(2,456)
Gain on interest rate and foreign currency rate swaps	2,689	—	—	—	—	2,689
Redeemable preferred stock dividend expense	—	—	—	2,976	—	2,976
Equity in loss (income) of subsidiaries	—	—	—	(8,686)	8,686	—
Income (loss) before income taxes	(30,486)	31,550	11,131	5,710	(5,941)	11,964
Income tax expense (benefit)	(9,964)	12,080	4,138	—	—	6,254
Net income (loss)	$(20,522)	$19,470	$6,993	$5,710	$(5,941)	$5,710

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(16,400)	$23,857	$(1,335)	$—	$347	$6,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,705)	(923)	(797)	—	—	(12,425)
Proceeds from sales of used rental equipment	1,529	—	—	—	—	1,529
Payments for acquisitions	—	—	—	—	—	—
Net cash used for investing activities	(9,176)	(923)	(797)	—	—	(10,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(523)	—	—	—	—	(523)
Intercompany loans and advances	20,693	(22,890)	2,197	—	—	—
Payments on capital lease obligations	(254)	(44)	-	—	—	(298)
Net cash used for financing activities	19,916	(22,934)	2,197	—	—	(821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,660)	—	65	—	347	(5,248)
CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408
CASH AND CASH EQUIVALENTS, end of period	$7,676	$—	$1,590	$—	$(106)	$9,160

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(21,787)	$38,158	$(5,200)	$—	$152	$11,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,912)	(11,958)	(10,223)	—	—	(37,093)
Proceeds from sales of used rental equipment	1,262	3,169	3,927	—	—	8,358
Payments for acquisitions	(254)	—	—	—	—	(254)
Net cash used for investing activities	(13,904)	(8,789)	(6,296)	—	—	(28,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,464)	—	—	—	—	(1,464)
Short-term bank borrowings	20,125	—	—	—	—	20,125
Payments of deferred financing fees	(929)	—	—	—	—	(929)
Intercompany loans and advances	17,849	(30,561)	12,712	—	—	—
Payments on capital lease obligations	(89)	(99)	—	—	—	(188)
Net cash provided by/(used for) financing activities	35,492	(30,660)	12,712	—	—	17,544
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(199)	(1,291)	1,216	—	152	(122)
IMPACT OF FOREIGN CURRENCY RATES ON CASH AND CASH EQUIVALENTS	—	—	116	—	—	116
CASH AND CASH EQUIVALENTS, beginning of period	355	1,291	4,933	—	(269)	6,310
CASH AND CASH EQUIVALENTS, end of period	$156	$—	$6,265	$—	$(117)	$6,304

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q of Brand Energy & Infrastructure Services, Inc. and subsidiaries (the “Company”) includes forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of Brand Energy and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “could,” “expect,” “future,” “intend,” “plan,” “predict,” “project,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement is relevant only as of the date on which it is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

The following discussion and analysis should be read in conjunction with the attached condensed consolidated financial statements and notes thereto.

Overview

We believe we are the largest North American provider of scaffolding work access services, based on management’s knowledge of the industry and publicly available information about our competitors. Work access services include design engineering, project management, labor for the erection and dismantlement of complex scaffolding systems and the associated equipment rental. Additionally, we provide concrete forming and shoring and specialty craft labor services. We primarily service North American energy-related markets, with clients in the refining, chemical, power generation, offshore oil production and other industries. In energy-related markets, our services support the ongoing maintenance, inspection and periodic overhauls (“turnarounds”) of our customer’s facilities. We also provide work access services associated with the construction of new facilities and the expansion or upgrading of existing sites. In the commercial and infrastructure markets, we support new construction and renovation projects, including for high-rise buildings, hospitals, airports, churches, bridges, dams and other construction and renovation projects throughout North America and in select international regions.

Our work access service offerings facilitate access to our customer’s tall and complex structures. The core of our work access business is comprised of work access services for ongoing maintenance at our customer’s facilities, many of which we have serviced for over 20 years. In our forming and shoring business, we provide customized applications that support our customer’s concrete formwork needs. Our modular formwork systems can be deployed more rapidly than custom-made forms, which we believe enables our customers to shorten construction times and thereby reduce labor costs. We also provide our customers with specialty craft labor services, including insulation, carpentry and safety services. We believe that providing these services strengthens our relationships with our core customer base and provides us with a source of revenues that requires no additional capital investment.

On July 29, 2005 we acquired the operations of Aluma Enterprises, a Canada-based provider of work access and forming and shoring services. Approximately 60% of Aluma’s business serves the Canadian refining industry, including the Alberta Oil Sands. Through this acquisition we also acquired a concrete forming and shoring business which has a strong presence in select North American regions and international markets.

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

Effects of Seasonality

The market for industrial work access solutions and forming and shoring services experiences seasonal fluctuations in demand. For instance, because of high gasoline demand for automobiles during the summer, most refineries prefer to close down for turnarounds during the spring and fall. In addition, cold temperatures in the first and fourth fiscal quarters typically limit activity on maintenance and capital projects in the Alberta Oil Sands. Our utility clients follow a similar pattern. On the other hand, non-residential construction, particularly in the renovation business, occurs throughout the year, but is heaviest in the second and third fiscal quarters. The effects of seasonal fluctuations in demand for our services may lead to:

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

Effects on our Revenues of Economic Conditions in a Small Group of Industries

Historically, the demand for our industrial work access and forming and shoring services has varied significantly from year to year, principally due to our dependence on maintenance and capital spending by companies in the refining, petrochemical, chemical, utility, pulp and paper and building construction and renovation industries. The spending of companies in these cyclical industries, in turn, is influenced by the strength of the markets for their products as well as regulatory, macroeconomic and geopolitical factors. For example:

•                  Strong demand, high utilization rates and rising energy prices in the refining and petrochemical industries have driven work access spending on maintenance and capital projects, including construction of new facilities, capacity enhancement of existing facilities and refurbishment of inactive facilities.

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

Effects of Changes in Interest Rates

As of June 30, 2006, our total long-term indebtedness was $496.1 million of which approximately $290.2 million was subject to variable interest rates. If interest rates were to increase by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million.

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

Key Factors Affecting Our Results

Revenues

Our revenues consist of revenues from labor, equipment rental and equipment sales. We derive the bulk of our revenues from the labor services we provide in connection with the rental of scaffolding equipment. We generally rent equipment under month-to month rental contracts. We provide services, such as the erection and dismantling of scaffolding or forming and shoring units under both price-per-unit and time-and-materials contracts. We typically provide work access services for ongoing maintenance at our customer’s facilities, many of which we have serviced for over 20 years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of these facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, ongoing maintenance and turnarounds provide stable and recurring revenues. Historically, approximately 75% of our revenues have been attributable to serving the industrial market with ongoing maintenance, turnarounds and capital projects of industrial facilities.

We derive incremental revenues by providing specialty craft services, such as carpentry, insulation and safety services. We also periodically sell new scaffolding and concrete forming and shoring equipment to third parties.

Operating Expenses

Our operating expenses consist of the cost of labor, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses, the most significant of which is the cost of labor. The cost of labor as a percentage of operating expenses was 79.5%, 81.1% and 75.9% for fiscal years 2003, 2004 and 2005, respectively, and 82.7% and 80.1% for the six months ended June 30, 2005 and 2006, respectively. The cost of labor consists of salaries and related payroll expenses that we pay to our employees who provide our work access and forming and shoring services. In periods of high demand for our services, we may supplement our permanent workforce with as many as 5,000 temporary workers. During periods of intense competition for such temporary workers, our cost of labor increases. For example, a tightening labor market along the Gulf Coast and in Western Canada increased our cost of labor in recent periods. Insurance and related expenses represent a significant component of our cost of labor. In 2005 our insurance costs of $10.6 million represented 3.6% of our cost of labor. If our insurance premiums or related costs rise significantly in the future, our profitability could be reduced.

The cost of equipment rental, the cost of equipment sales and divisional operating expenses represented 11.7%, 2.6% and 6.3%, respectively of our operating expenses for the year ended December 31, 2005 and 9.6%, 4.5% and 5.8%, respectively, of our operating expenses for the six months ended June 30, 2006. The cost of equipment rentals principally consists of depreciation expense and the costs to transport our rental equipment to and from our customer sites. The cost of equipment sales consists of our purchase costs of the equipment sold. Divisional operating expenses are the costs to staff and operate our field locations. These costs tend to vary directly with total revenues.

Gross Margin

We use the gross margin percent (gross profit divided by revenues) of each of our revenue sources to monitor the profitability of our business. Because we price our services as a function of our estimated costs, we expect our gross margin to be relatively stable despite the variable cost of labor. Consequently, we expect that our labor revenues will vary directly with our cost of labor. Nevertheless, although our contracts typically provide for re-pricing on an annual basis, volatility in our variable costs, principally the cost of labor, may have a short term impact on our gross margin to the extent that pricing adjustments cannot be made immediately to reflect such increased costs.

Because a large component of our cost of rental revenues is depreciation expense, which is a semi-variable cost, we expect that our gross margins on rental revenues should increase as rental revenues increase.

Selling and Administrative Expenses

Our selling and administrative expenses consist of salaries and other payroll-related costs for our executive, administrative, financial and marketing functions, as well as certain taxes, insurance and professional fees.

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

Gain (Loss) on Interest Rate and Foreign Currency Swaps

When we acquired the assets and operations of Aluma, we increased our exposure to changes in foreign currency exchange rates because the majority of Aluma’s assets and operations are located in Canada. In addition, we increased our exposure to changes in interest rates because the debt we assumed to acquire Aluma is variable interest rate debt. To mitigate our risk related to changes in the rate of exchange between the Canadian dollar and the U.S. dollar and to mitigate our risk related to rising interest rates, we entered into several interest rate and foreign currency swaps during 2005. As we more fully describe in note 13 of our consolidated financial statements, we determined that we would not account for these as hedges. As a result, we record the change in fair market value of these financial instruments in this line of our statement of operations.

Foreign Currency Transaction Gain

To fund the acquisition of Aluma, our U.S. subsidiary, Brand Services, borrowed CDN$70.3 million under our credit facility and loaned CDN$132.0 million to our Canadian subsidiary to purchase the Canadian assets of Aluma. As a result, we have a Canadian dollar denominated net receivable on the books of our U.S. subsidiary which changes in value as the rate of exchange rate between the Canadian dollar and the U.S. dollar changes. We record this change in value in this line of our statement of operations. In particular, because we have a net Canadian receivable on the books of a U.S. subsidiary, we will record unrealized gains if the Canadian dollar strengthens against the U.S. dollar. On the other hand, if the Canadian dollar weakens against the U.S. dollar, we will record unrealized losses.

Redeemable Preferred Stock Expense

We issued redeemable preferred stock during 2005 to finance the acquisition of Aluma. As we more fully discuss in note 12 of our consolidated financial statements, we account for the redeemable preferred stock as debt because it has a mandatory redemption feature. As a result, we charge the related dividends to expense in this line of our statement of operations.

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

Acquisition Accounting

We have made several acquisitions in recent years. We have accounted for all of these acquisitions in accordance with the purchase method, and accordingly, we have included the results of their operations in our consolidated statement of operations from the respective date of acquisition. We allocated the purchase price of each acquisition to its identifiable assets and liabilities, and we recorded any excess of the cost over the fair value of the net identifiable assets acquired as goodwill. Our initial allocation of purchase price is based on preliminary information, which is subject to adjustments upon obtaining complete valuation information. While the delay in finalizing purchase price allocations in connection with our acquisitions has historically not had a material impact on our consolidated results of operations, we cannot guarantee the that this will be the case in the future.

Impairment Policies

We account for our long-lived assets, excluding goodwill and tradenames, in accordance with SFAS No. 144, which requires us to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. If impairment indicators exist, we determine whether the projected undiscounted cash flows, without regard to interest expense or future fluctuations in foreign currency exchange rates, will be sufficient to cover the carrying value of such assets. This requires our management to make significant judgments about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

We account for goodwill and tradenames in accordance with SFAS No. 142, which requires us to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of SFAS No. 142, we have determined that we will perform our impairment analysis on an operating segment level. Because quoted market prices are not available, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. With respect to our October 1, 2003 impairment test, we estimated that, on an interest-free basis, we would generate cash flows from operations of $50.7 million in fiscal 2004 and spend $12.3 million on net capital expenditures. We actually generated $53.2 million in cash flows from operations on an interest-free basis (actual cash flows from operations plus cash interest expense less taxes at 38% on the cash interest expense) and spent $10.1 million on net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment). With respect to our October 1, 2004 impairment test, we estimated that, on an interest-free basis, we would generate cash flows from operations of $40.6 million in fiscal 2005 and spend $13.5 million on net capital expenditures. We actually generated $45.1 million in cash flows from operations on an interest-free basis and spent $11.7 million on net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment). Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

Workers’ Compensation and Health Benefit Claims

As part of our ongoing business, we make payments on claims for workers’ compensation and health benefits. We have purchased insurance coverage for large claims. We estimate our future workers’ compensation and health benefit liabilities using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our estimated liabilities for workers’ compensation and health benefit claims of $17.0 million as of June 30, 2006, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from our actual future liabilities related to workers’ compensation and health benefit claims.

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

We periodically sell new and used scaffolding and concrete forming and shoring equipment directly to third parties. We recognize revenue upon shipment and record as operating expense the cost of the scaffolding or concrete forming equipment sold on the first-in first-out method. In addition, we periodically sell used scaffolding and concrete forming and shoring equipment to third parties, primarily to rental customers. We recognize revenue for the proceeds of such sales and record as operating expense the net book value of the scaffolding or concrete forming equipment. We determine net book value assuming the oldest inventory is sold first, as we maintain inventory records on a group basis.

Stock-Based Compensation

As further discussed in Note 14 to our consolidated financial statements, as a means of compensating our employees for past and future service, our employees are granted ownership units of Brand LLC. Brand LLC currently owns 100% of our outstanding common stock.

Prior to January 1, 2004, we accounted for the issuance of these units using the intrinsic value method under the recognition and measurements provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB25). As a result, we did not record any compensation expense related to the issuance of Brand LLC ownership units to employees in fiscal 2003.

Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” We selected the modified prospective transition method under the provisions of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” which requires us to expense stock options prospectively, beginning in the year of adoption. We expensed $0.2 million and $1.4 million of stock options for the years ended December 31, 2004 and 2005, recorded in our consolidated statements of operations under non-cash compensation. We also determined that, if we had adopted this accounting as of January 1, 2003, we would have recorded $0.8 million in stock option expense for the year ended December 31, 2003.

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

Given the lack of a public market for our common stock and for the ownership units of Brand LLC, during 2005 we engaged an independent valuation specialist to determine the fair value of the Brand LLC ownership units on a retrospective basis for each quarter of 2005. We recognized that the purchase of Aluma was a milestone event in the history of our company that increased the value of our common stock and the Brand LLC ownership units. In establishing the estimates of fair value, the specialist considered the guidance set forth in the AICPA Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” and made retrospective determinations of fair value.

Determining the fair value of our common stock and the Brand LLC ownership units requires making complex and subjective judgments. Our approach to valuation is based on a discounted future cash flow approach that uses our estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage our business. There is inherent uncertainty in making these estimates. In April 2006 we started the process of an initial public offering of our common stock by filing a Form S-1 with the Securities and Exchange Commission. Although it is reasonable to expect that the completion of an initial public offering of our common stock will add value to the shares because they will have increased liquidity and marketability, the amount of additional value cannot be measured with precision or certainty.

To determine the fair value of our common stock and the Brand LLC ownership units, we also must make certain assumptions related to the possibility of a taxable sale of our company. These assumptions include a probability-weighted time frame of such a sale. In determining the value of our common stock and the Brand LLC ownership units in 2004, we used a probability weighted time frame for a taxable sale of our company of five years. In 2005, we reduced our estimate of the time frame to three years. In general, shortening the time frame for a taxable sale has the impact of increasing the estimate of fair value of our common stock in an immaterial amount because the current fair value of the common stock and the Brand LLC ownership units is based upon a discounted value of the future anticipated sales proceeds. The discount rate used is the risk-free rate of return specified by SFAS No. 123. For the year ended December 31, 2005, this discount rate ranged from 3.45% to 4.18%.

As further described in note 14 to our consolidated financial statements, certain of the Brand LLC ownership units have performance-based vesting provisions related to the value of our company. The determination date for the vesting of these units is the earlier of (i) a liquidity event as defined in Brand LLC’s limited liability company agreement or (ii) December 31, 2009. In determining compensation expense related to performance-based Brand LLC ownership units, based upon our estimates of the fair value of our company, we estimated that 16.7% of these units would vest upon a liquidity event or at December 31, 2009. If the value of our company is actually higher than our estimates at either of these dates, the actual number of performance-based units that vest could be higher than our estimate. As a result, we would record additional compensation expense related to these units if we determine that we need to change our estimate of vesting percentages.

As of December 31, 2005, we estimate the fair value of Brand LLC ownership units issued to employees to be $6.2 million. As further discussed in note 16 to our consolidated financial statements for the year ended December 31, 2005, we have or will recognize $2.5 million in non-cash compensation expense related to these units. There are two reasons that the fair value of the units is significantly more than the amount of compensation expense that we have or will recognize related to these units.

•                  The majority of these units were issued to employees in fiscal periods prior to January 1, 2004. As previously discussed, prior to that date we accounted for the issuance of these units using the intrinsic value method under the recognition and measurements provisions of APB25. As a result, we did not record any compensation expense related to the issuance of Brand LLC ownership units to employees in fiscal 2003.

•                  As previously discussed, the acquisition of Aluma added to the value of our common stock and the Brand LLC ownership units. In recognizing compensation expense related to the issuance of these units, we use the grant date of the Brand LLC ownership units as the measurement date. We do not recognize additional compensation expense if the fair value of these units increases after the measurement date.

In May 2006, we initiated the process of an initial public offering (“IPO”) of our common stock. If we are successful in completing this process, we expect to record a significant charge to earnings as of the date of the completion of the IPO for compensation expense related to these Brand LLC ownership units for the following reasons:

•                  The IPO transaction contemplated in the Form S-1 which we filed with the Securities and Exchange Commission constitutes a liquidity event as defined in Brand LLC’s limited liability company agreement. As a result, all Brand LLC time-based ownership units vest 100% as of the date of the liquidity event. As a result, we must adjust our estimate of the time-frame for vesting of these units.

•                  The IPO transaction accelerates the date of determination of vesting of the performance-based Brand LLC ownership units. As a result, we must adjust our estimates of vesting percentages and the time-frame for vesting of the performance-based Brand LLC ownership units.

Acquisition of Aluma

On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma. The purpose of the transaction was to expand our market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in our consolidated financial statements from July 29, 2005 to December 31, 2005. The aggregate purchase price for Aluma was $241.4 million, consisting of purchase price and acquisition related costs of $217.6 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our credit facility (See note 10 to our consolidated financial statements), and through the issuance of our redeemable preferred stock (See note 11 to our consolidated financial statements). In connection with the acquisition, we recorded goodwill of $45.0 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

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

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Revenue.  Total revenues increased to $204.6 million for the three months ended June 30, 2006 from $93.1 million for the three months ended June 30, 2005, which represented an increase of $111.5 million or 119.8%. The increase in revenues was principally attributable to the acquisition of Aluma, which accounted for $90.7 million, or 81.3%, of this increase, and strong demand for work access solutions in all of our markets in 2006. Our revenues derived from the refinery and chemical market increased $8.9 million from the same period in the prior year driven by increased turnaround activity. The Commercial segment also grew $2.3 million driven by continued strength in new construction and renovation work, particularly in the southeast and western United States.

Gross Profit.  Gross profit for the three months ended June 30, 2006 was $52.4 million or 25.6% of revenues compared to 2005 gross profit of $21.1 million or 22.7% of revenues. The acquisition of Aluma accounted for $26.4 million of this increase.

Gross profit on labor services for the three months ended June 30, 2006 increased 60.1% to $20.6 million or 14.5% of labor revenues as compared to the three months ended June 30, 2005 gross profit on labor services, which was $12.9 million or 18.0% of labor revenues. The acquisition of Aluma accounted for $5.3 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 204.4% to $36.1 million in 2006 or 70.6% of equipment revenues as compared to 2005 gross profit on equipment rentals of $11.9 million or 61.7% of equipment rental revenues. The acquisition of Aluma accounted for $20.9 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 15.5% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 4.5% between years. Divisional operating costs increased 98.0% to $8.8 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $4.4 million or 4.8% of total revenues. The acquisition of Aluma accounted for $3.6 million of the increases in divisional operating costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $15.9 million to $31.4 million for the three months ended June 30, 2006. The acquisition of Aluma accounted for $13.7 million of the increase. Selling and administrative expenses also increased as a result of increases in travel expense of $0.3 million, bonus and sales commission expenses of $1.4 million, and legal, audit and consulting expenses of $0.8 million.

Operating Income.  As a result of the factors discussed above, operating income increased by $15.4 million to $20.9 million for the three months ended June 30, 2006 from $5.5 million for the three months ended June 30, 2005.

Interest Expense.  Interest expense increased by $5.0 million to $13.6 million for the three months ended June 30, 2006, from $8.6 million for the three months ended June 30, 2005. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility, the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

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

Foreign Currency Transaction Gain.  On July 29, 2005 Brand Services borrowed CDN$70.3 million under our credit facility to fund the acquisition of Aluma. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From March 31, 2006 to June 30, 2006, the U.S. dollar weakened against the Canadian dollar by approximately 10.3% resulting in a foreign currency transaction gain of $2.6 million.

Gain on Interest and Foreign Currency Rate Swaps.  During the second half of 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure in connection with our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the three months ended June 30, 2006, we recorded a gain of $0.5 million on our interest rate swaps and a loss of $4.1 million on our currency swaps.

Provision for Taxes.  For the three months ended June 30, 2006, the provision for income taxes was recorded at an effective rate of 56.9% versus an effective tax rate of 22.9% for the three months ended June 30, 2005. The primary reason for the increase in the effective tax rate is that we reported a pretax loss of $3.1 million for the three months ended June 30, 2005 versus pretax income of $4.8 million for the three months ended June 30, 2006. As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in Note 15 to our consolidated financial statements.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

Revenue.  Total revenues increased to $401.8 million for the six months ended June 30, 2006 from $191.3 million for the six months ended June 30, 2005, which represented an increase of $210.5 million or 110.0%. The increase in revenues was principally attributable to the acquisition of Aluma, which accounted for $174.7 million, or 83.0%, of this increase, and strong demand for work access solutions in all of our markets in 2006. Our revenues derived from the refinery and chemical market increased $17.8 million from the same period in the prior year driven by increased turnaround activity. The Commercial segment also grew $6.1 million driven by continued strength in new construction and renovation work, particularly in the southeast and western United States.

Gross Profit.  Gross profit for the six months ended June 30, 2006 was $101.5 million or 25.2% of revenues compared to 2005 gross profit of $43.5 million or 22.7% of revenues. The acquisition of Aluma accounted for $49.3 million of this increase.

Gross profit on labor services for the six months ended June 30, 2006 increased 49.2% to $39.5 million or 14.1% of labor revenues as compared to the six months ended June 30, 2005 gross profit on labor services, which was $26.5 million or 17.8% of labor revenues. The acquisition of Aluma accounted for $10.2 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 193.1% to $70.7 million in 2006 or 71.0% of equipment revenues as compared to 2005 gross profit on equipment rentals of $24.1 million or 63.4% of equipment rental revenues. The acquisition of Aluma accounted for $39.2 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 19.1% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 0.8% between years. Divisional operating costs increased 102.0% to $17.3 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $8.6 million or 4.5% of total revenues. The acquisition of Aluma accounted for $7.2 million of the increases in divisional operating costs.

Selling and Administrative Expenses.  Selling and administrative expenses increased $31.6 million to $60.3 million for the six months ended June 30, 2006. The acquisition of Aluma accounted for $26.7 million of the increase. Selling and administrative expenses also increased as a result of increases in travel expenses of $0.5 million, bonus and sales commission expenses of $2.4 million, and legal, and audit and consulting expenses of $0.5 million.

Operating Income.  As a result of the factors discussed above, operating income increased by $26.7 million to $40.9 million for the six months ended June 30, 2006 from $14.2 million for the six months ended June 30, 2005.

Interest Expense.  Interest expense increased by $8.9 million to $25.9 million for the six months ended June 30, 2006, from $17.0 million for the six months ended June 30, 2005. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility, the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

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

Foreign Currency Transaction Gain.  On July 29, 2005 Brand Services borrowed CDN$70.3 million under the credit facility to fund the acquisition of Aluma. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From December 31, 2005 to June 30, 2006, the U.S. dollar weakened against the Canadian dollar by approximately 10.3% resulting in a foreign currency transaction gain of $2.5 million.

Gain on Interest and Foreign Currency Rate Swaps.  During the second half of 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure in connection with our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the six months ended June 30, 2006, we recorded a gain of $1.0 million on our interest rate swaps and a loss of $3.7 million on our currency swaps.

Provision for Taxes.  For the six months ended June 30, 2006, the provision for income taxes was recorded at an effective rate of 52.3% versus an effective tax rate of 15.5% for the six months ended June 30, 2005. The primary reason for the increase in the effective tax rate is that we reported a pretax loss of $2.7 million for the six months ended June 30, 2005 versus pretax income of $12.0 million for the six months ended June 30, 2006.  As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in note 15 to our consolidated financial statements.

Liquidity and Capital Resources

We have historically utilized cash flow from operations and borrowings under our amended credit facility to fund our operations, capital expenditures and working capital requirements. As of December 31, 2005 and June 30, 2006, we had working capital of $56.5 million and $57.4 million and cash of $6.3 million and $6.3 million, respectively. Our practices relating to working capital are similar to those of other industrial service providers. These practices include standard accounts receivable payment terms of 30 days to 60 days, with progress payments required and standard accounts payable payment terms of 30 days to 60 days.

For the six months ended June 30, 2005 and 2006, cash provided by operating activities was $6.5 million and $11.3 million, respectively.

As our work access business grows, so do our working capital requirements.   This is largely a function of the timing differences between the payment of our work force and receipt of payments from customers.   If we are successful in our strategy of providing additional services to our customers that are complementary to our work access services, the percentage of our revenues generated through the provision of labor services may increase, which could cause an increase in our working capital requirements that is in excess of our revenue growth.   We believe that our existing working capital borrowings available under our credit facility and cash flow from operations should provide sufficient resources to support our current revenue levels until 2012.  If, however, our revenues increase or the mix between service and rental revenue changes significantly, we may need to arrange additional working capital borrowings. In 2012 our $150.0 million 12% senior subordinated notes and our term debt under our credit facility will be due and payable. As a result we will need to obtain approximately $421.5 million in long-term financing at that time. Prior to 2012, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, we will require additional working capital whenever we consummate acquisitions or experience strong incremental demand.

In July 2005, we amended our credit facility in connection with our acquisition of Aluma. Following such amendment, our credit facility provided for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facility and a synthetic letter of credit facility of up to $15.0 million. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. As of December 31, 2005, we had no borrowings outstanding under the revolving portion of our credit facility and had total outstanding letters of credit of $34.3 million. As of June 30, 2006, we had borrowings of $20.1 million outstanding under the revolving portion of our credit facility and had total outstanding letters of credit of $34.4 million.

In June 2006, we further amended our credit facility in connection with our anticipated intital public offering of our common stock. Effective upon the consummation of an initial public offering of our common stock, our credit facility will provide for $388.0 million of term loans, a $75.0 million revolving loan facility and a synthetic letter of credit facility of up to $35.0 million.

Our credit facility contains financial and operating covenants, which require, among other things, that we maintain certain financial ratios, and imposes limitations on our ability to make capital expenditures, to incur indebtedness, and to pay dividends. The most significant of these covenants are as follows:

Minimum Interest Coverage Ratio.  Prior to certain amendments to our credit facility which will become effective upon the consummation of an initial public offering of our common stock, our ratio of EBITDA (as defined in our credit facility) to consolidated cash interest expense for any four-fiscal quarter period ending during any of the periods set forth below cannot be less than the ratio indicated:

Period	Minimum Interest Coverage Ratio
Through September 30, 2006	1.75:1.00
October 1, 2006 through December 31, 2008	2.00:1.00
January 1, 2009 and thereafter	2.25:1.00

Maximum Leverage Ratio.  Prior to certain amendments to our credit facility which will become effective upon the consummation of an initial public offering of our common stock, our ratio of period end consolidated total debt (net of cash and cash equivalents) to EBITDA (as defined in our credit facility) for any four-fiscal quarter period ending during any of the periods set forth below cannot exceed the ratio indicated:

Period	Maximum Leverage Ratio
Through September 30, 2006	6.00:1.00
October 1, 2006 through December 31, 2006	5.75:1.00
January 1, 2007 through December 31, 2007	4.75:1.00
January 1, 2008 through December 31, 2008	4.00:1.00
January 1, 2009 and thereafter	3.00:1.00

In August  2006 we amended our existing credit facility to provide for, among other things, (i) an increase in the revolving credit facility from $50.0 million to $100.0 million, (ii) the establishment of an uncommitted incremental term facility pursuant to which we will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $25.0 million and (iii) an amendment to the restrictions on acquisitions contained therein that would permit us to make acquisitions in an aggregate amount of up to $70.0 million during the 2006 fiscal year. As discussed in note 18 to our consolidated financial statements, we funded the acquisition of the business and operating assets of Interstate Scaffolding, Inc. with additional borrowings under our amended credit facility.

As of December 31, 2005 and June 30, 2006, we were in compliance with the financial covenants contained in our credit facility. As of June 30, 2006, our interest coverage ratio was 2.86:1.00 compared to the minimum requirement (prior to the effectiveness of the amendments described above) of 1.75:1.00. As of June 30, 2006, our leverage ratio was 3.85:1.00 compared to the maximum allowable level (prior to the effectiveness of the amendments described above) of 6.00:1.00.

The interest rate on the term loans under our credit facility is variable. For the six months ended June 30, 2005 and 2006, the weighted average interest rate on the term loans was 6.3% and 7.5%, respectively. For the six months ended June 30, 2006, the weighted average interest rate for borrowings under the revolving portion of our credit facility was 9.9%.

Our estimated interest payment obligation under our credit facility for 2006 is $22.5 million, including commitment and letter of credit fees. We are required to make semi-annual interest payments on our 12% senior subordinated notes in the amount of $9.0 million in April and October of every year until our 13% senior subordinated pay-in-kind notes due 2013 mature in October 2012. We are not required to begin making interest payments on the 13% senior subordinated pay-in-kind notes due 2013 until 2008, as these notes are pay-in-kind.

Cash Flows From Operating Activities

Cash flows from operating activities were $6.5 million for the six months ended June 30, 2005 compared to $11.3 million for the six months ended June 30, 2006. The primary reasons for the increase is that we reported a net loss of $2.3 million for the six months ended June 30, 2005 versus net income of $5.7 million for the six months ended June 30, 2006. The increase in net income was partially offset be an increase in overall aging of our accounts receivable. The percentage of total accounts receivable over 90 days past due increased from 17.2% at December 31, 2005 to 17.6% at June 30, 2006.

Cash Flows Used in Investing Activities

During 2005 we acquired substantially all of the operations and operating assets of Aluma. The aggregate purchase price for Aluma was $241.4 million, consisting of the purchase price and acquisition related costs of $217.6 million and assumed liabilities of $23.8 million.

One of our major uses of cash is capital expenditures, primarily comprised of equipment expenditures. Our maintenance capital expenditures generally relate to acquiring scaffolding planks, trucks and other equipment. Expansion capital expenditures are discretionary and generally relate to acquiring new work access solutions and vehicles. These expenditures vary annually based on our level of work access solutions and forming and shoring rental activity and growth opportunities.

Capital expenditures for the six months ended June 30, 2006 were $37.1 million compared to $12.4 million for the same period in 2005. Capital expenditures for the six months ended June 30, 2006 were significantly higher than for the same period in 2005 due to (i) additional capital expenditure requirements of the Aluma operations we acquired and (ii) increased expansion capital expenditures required to meet anticipated increased demand for our services.

Cash Flows From Financing Activities

In general, our credit facility called for nominal annual debt repayments. In July 2005, to finance the purchase of Aluma, we amended our credit facility and borrowed an additional $185.2 million under this facility. In addition, we issued $30.0 million in redeemable preferred stock to obtain additional funds to accomplish the purchase of Aluma. In connection with these transactions we incurred $5.6 million in related financing fees. As a result, our minimum required repayment of long-term debt increased between years.

During the first six months of 2006, we borrowed $20.1 million under the revolving loan facility of our credit facility to finance the growth in working capital requirements resulting from the growth in our business.

In connection with our planned initial public offering of our common stock, we renegotiated our credit agreement to allow us to borrow $100.0 million to retire our 12% senior subordinated notes, 13% senior subordinated pay-in-kind notes, and redeemable preferred stock. The amended agreement does not take effect until we achieve an initial public offering of our common stock. However, to secure this amendment, we paid deferred financing fees of $0.9 million in May 2006.

Free Cash Flow

Free cash flow (cash flows from operations less net capital expenditures) was $(4.4) million and $(17.4) million for the six months ended June 30, 2005, and 2006, respectively. Our net capital expenditures typically exceed our cash flows from operations in the first six months of each year because we purchase our equipment approximately

30-60 days in advance of actually employing it to produce revenues. The decline in free cash flows from 2005 to 2006 is principally due to the fact that we increased our net capital expenditures to $28.7 million in 2006 from $10.9 million in 2005 to meet anticipated increased demand for our services.

Free cash flow consists of cash flows from operations less net capital expenditures. Free cash flow is not a measure of performance defined by, or calculated in accordance with, GAAP. We believe that free cash flow is a useful measure of financial performance that shows a company’s ability to fund its operations. Free cash flow is used by us to compare our performance to that of our peers and is commonly used by analysts and investors in assessing performance. You should not consider free cash flow as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operations, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity. Free cash flow, as calculated by us, may not be comparable to similarly titled measures employed by other companies.

Off-Balance Sheet Arrangements

As security for our performance to insurers, we were contingently liable under letters of credit in the amounts of $34.3 million and $34.4 million at December 31, 2005 and June 30, 2006, respectively. These letters of credit generally have no scheduled expiration date. We pay fees to various banks that range from 3.25% to 4.25% per annum of their face value. If we were required to replace outstanding letters of credit as of June 30, 2006, management believes that the replacement cost would not vary significantly from the present fee structure.

Contractual Obligations

The following is a summary of payments due under our contractual cash obligations as of June 30, 2006:

	Payments due in
	Total	2006 (1)	2007	2008	2009	2010	After 2010
	(in thousands)
Term loan principal	$290,233	$1,466	$2,931	$2,931	$2,931	$2,931	$277,043
Expected interest payments on term loan(2)	126,160	11,612	23,049	22,813	22,578	22,344	23,764
12% senior subordinated notes principal	150,000	—	—	—	—	—	150,000
Expected interest payments on 12% senior subordinated notes	117,000	9,000	18,000	18,000	18,000	18,000	36,000
13% senior subordinated pay-in-kind notes principal	55,839	—	—	—	—	—	55,839
Expected interest payments on 13% senior subordinated pay-in-kind notes	61,067	—	—	8,538	8,538	8,538	35,453
Redeemable preferred stock	35,313	—	—	—	—	—	35,313
Expected dividends on redeemable preferred stock	119,013	—	—	—	—	—	119,013
Operating leases	15,941	4,336	4,637	2,681	1,944	852	1,491
Notes payable and capital leases	640	228	356	56	—	—	—
Total contractual cash obligations	$971,206	$26,642	$48,973	$55,019	$53,991	$52,665	$733,916

(1)      Second half of 2006.

(2)      The interest rate on the term loan under our credit facility is floating. For purposes of this table we are using the June 30, 2006 interest rate of 8.0% for all periods. Also, we have the option to make voluntary prepayments on the term loan and are required by the credit facility to make prepayments equal to 50% of the free cash flow generated in each year as defined in the credit facility. For purposes of this table we have not attempted to estimate what, if any, prepayments might be made throughout the life of the term loan.

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

New Accounting Standards

SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

We adopted SFAS No. 123R using the modified-prospective method on January 1, 2006 and as further discussed in note 14 to our consolidated financial statements, it did not have a material impact on our financial condition, results of operations or cash flows.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FASB Interpretation No. 48”)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the full impact of FASB Interpretation No. 48. However, we do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At June 30, 2006, we held approximately $496.1 million of long-term debt, with approximately $290.2 million subject to variable interest rates. If interest rates increased by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million, not taking into consideration the effect of the interest rate swaps discussed below.

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

As a result of the deficiencies discussed above, management, under the direction of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e)) as of June 30, 2006. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of June 30, 2006, due to the material weakness noted above.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to our operations. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

In May 2006, US Immigration and Customs Enforcement (“ICE”) asked to review copies of immigration Forms I-9 maintained by our Denver branch office. Since February 2006, that branch has terminated approximately 30 employees for presenting fraudulent identification cards to obtain employment with us, about half of whom were detained by ICE for the same conduct. ICE is conducting an investigation into the situation, with which we are cooperating.

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

Date: August 11, 2006	/s/ Paul T. Wood
Paul T. Wood
Chief Executive Officer and President

Date: August 11, 2006	/s/ Anthony A. Rabb
Anthony A. Rabb
Chief Financial Officer and
Vice President, Finance