Form 10-K/A
period 2005-12-31
Brand Energy & Infrastructure Services, Inc
filed 2006-11-02
CIK 1219808

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

2505 South Main Street
Kennesaw, Georgia 30144
(678) 285-1498
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

        No market exists for the Common Stock of Brand Energy & Infrastructure Services, Inc. All of the outstanding shares of Common Stock are held by Brand Holdings, LLC.

Class	Outstanding at April 11, 2006
Brand Energy & Infrastructure Services, Inc. Common Stock, $0.01 Par Value	1,000 shares

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A (the "Amendment") amends and restates the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed on April 11, 2006 (the "Original Filing"). Registrant has filed this Amendment to correct errors in the accounting for scaffolding equipment transactions as more fully disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the Consolidated Financial Statements.

        Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certificates are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Except for the restated information described above, this Annual Report on Form 10-K/A continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K/A contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1, in the description of risk factors which could adversely affect our consolidated financial condition, results of operations or cash flows in Item 1A, and in our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

PART I

Item 1.    Business

GENERAL

Company History and Structure

        Brand Energy & Infrastructure Services, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings, LLC (the "LLC"). As of March 1, 2006, the voting equity interests of the LLC were owned 72.4% by J. P. Morgan Partners and its affiliates ("JPMP"), and 27.6% by other equity investors, on a fully diluted basis. Brand Services, Inc. ("BSI") is a wholly owned subsidiary of Brand Energy & Infrastructure Services, Inc. All references to "we", "us", or "our" mean Brand Energy & Infrastructure Services, Inc. and its subsidiaries.

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

        Frame-and-brace scaffolding.    Frame-and-brace scaffolding consists of pre-constructed pieces of vertical panels, supported by diagonal bracing, with the horizontal platform typically consisting of wood planks. Frame-and-brace scaffolding is typically used on commercial projects. While it is less labor-

intensive to erect than system work access solutions, frame-and-brace scaffolding is less versatile and therefore more limited in its application.

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

        In the fourth quarter of 2005, we initiated a physical inventory of our rental fleet and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified a $14.0 million variance between our fixed asset records and the inventory physically observed. The cause of the $14.0 million variance was traced back to improperly functioning controls in two areas: (i) we did not record all scrap and loss transactions that were recorded in our perpetual scaffolding equipment records in our general ledger and fixed asset system, and (ii) we did not perform periodic comprehensive reconciliations of our perpetual fleet inventory records to amounts recorded in our books and other records. As a result of the foregoing, our management concluded that these internal control issues represented a material weakness in our system of internal controls and that our disclosure controls and procedures were ineffective as of December 31, 2005 as a result of such material weakness.

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

Our reporting of segment data may change.

        In connection with its review of the registration statement on Form S-1 relating to the proposed initial public offering of the Company's common stock, the Securities and Exchange Commission (the "SEC") has issued a comment relating to the Company's definition of its operating and reportable segments. While the Company believes that its historical definition of its operating and reportable segments is appropriate, the Company is currently considering the SEC's comment. It is possible that the Company may need to amend this report to reflect a different segment presentation than is contained in this report. Furthermore, the resolution of the definition of the operating segments may impact the Company's identification of its reporting units pursuant to SFAS No. 142, which in turn could effect the Company's prior assessment of goodwill impairment and the financial statements presented herein.

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

14

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

Item 6.    Selected Financial Data

        The following table presents restated unaudited selected historical financial data for DLJ Brand (the Predecessor company) for the year ended December 31, 2001 and for the period from January 1, 2002 through October 16, 2002 and restated audited selected historical financial data for Brand for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005, and has been derived from our audited consolidated financial statements. The restated selected historical financial data as of December 31, 2002, 2003, 2004 and 2005, for the period from October 17, 2002 through December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005, may not be directly comparable to the restated selected historical financial data as of December 31, 2001 and for the year ended December 31, 2001 and the period from January 1, 2002 through October 16, 2002 related to the Predecessor company as a result of the effect of the revaluation of assets and liabilities to their estimated fair market values in accordance with the application of purchase accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" to the acquisition of the Predecessor company by Brand on October 16, 2002. The restated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto included elsewhere herein.

	Predecessor		Brand Energy & Infrastructure Services, Inc.
	Year Ended December 31, 2001	January 1, 2002 through October 16, 2002	October 17, 2002 through December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
	Unaudited
	(Dollars in Thousands) Restated
INCOME STATEMENT DATA:
Revenue	$305,089	$290,473	$79,296	$347,737	$333,954	$491,376
Operating expenses	237,174	219,776	65,416	279,557	266,950	371,122

Gross profit	67,915	70,697	13,880	68,180	67,004	120,254
Selling and administrative expenses	42,785	32,502	10,008	44,125	45,145	80,534
Non-cash compensation	—	2,491	—	—	233	1,388
Transaction expenses	—	5,297	—	—	—	—

Operating income	25,130	30,407	3,872	24,055	21,626	38,332
Interest expense	22,750	15,525	7,105	32,718	33,673	40,803
Interest income	(609)	(151)	(159)	(267)	(284)	(252)
Foreign currency (gain) loss	—	—	—	—	—	(2,712)
Loss on interest rate and foreign currency swaps	—	—	—	—	—	1,288
Redeemable preferred stock dividend expense	7,308	6,576	—	—	—	2,338

Income (loss) before provision for Income tax	(4,319)	8,457	(3,074)	(8,396)	(11,763)	(3,133)
Provision (benefit) for income tax	—	(2,175)	(1,159)	(2,348)	(3,384)	2,608

Net income (loss)	$(4,319)	$10,632	$(1,915)	$(6,048)	$(8,379)	$(5,741)

OTHER DATA:
Net cash provided by (used for):
Operating activities	29,441	36,219	8,449	36,601	26,848	29,530
Investing activities	(20,564)	(10,182)	(527,648)	(10,148)	(12,728)	(244,558)
Financing activities	644	(34,813)	520,132	(8,170)	(22,812)	207,209
Depreciation and amortization	26,264	17,741	9,015	36,633	26,946	33,030
Cash interest expense(1)	20,251	13,280	5,678	26,522	26,173	32,364
Capital expenditures	19,635	12,821	3,708	11,921	14,092	35,219
	December 31,
	2001	2002	2003	2004	2005
	Unaudited
	(Dollars in Thousands) Restated
BALANCE SHEET DATA:
Working capital	$22,542	$35,850	$53,624	$42,010	$56,510
Total assets	249,495	601,413	586,000	560,379	829,931
Long-term debt (including current portion and revolving loan)	195,510	307,732	306,532	291,514	484,598
Notes payable and capital lease obligation (including current portion)	4,917	2,708	825	777	828
14.5% senior exchangeable preferred stock	55,050	—	—	—	—
Redeemable Preferred Stock	—	—	—	—	32,337
Stockholder's equity (deficit)	(44,798)	221,723	219,102	212,110	210,998

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

OVERVIEW

        We believe we are the largest North American provider of scaffolding work access services, based on management's knowledge of the industry and publicly available information about our competitors. Work access services include design engineering, project management, labor for the erection and dismantlement of complex scaffolding systems and the associated equipment rental. Additionally, we provide concrete forming and shoring and specialty craft labor services. We primarily service North American energy-related markets, with clients in the refining, chemical, power generation, offshore oil production and other industries. In energy-related markets, our services support the ongoing maintenance, inspection and periodic overhauls ("turnarounds") of our customers' facilities. We also provide work access services associated with the construction of new facilities and the expansion or upgrading of existing sites. In the commercial and infrastructure markets, we support new construction and renovation projects, including for high-rise buildings, hospitals, airports, churches, bridges, dams and other construction and renovation projects throughout North America and in select international regions.

        Our work access service offerings facilitate access to our customers' tall and complex structures. The core of our work access business is comprised of work access services for ongoing maintenance at our customers' facilities, many of which we have serviced for over 20 years. In our forming and shoring business, we provide customized applications that support our customers' concrete formwork needs. Our modular formwork systems can be deployed more rapidly than custom-made forms, which we believe enables our customers to shorten construction times and thereby reduce labor costs. We also provide our customers with specialty craft labor services, including insulation, carpentry and safety services. We believe that providing these services strengthens our relationships with our core customer base and provides us with a source of revenues that requires no additional capital investment.

        On July 29, 2005 we acquired the operations of Aluma Enterprises, a Canada-based provider of work access and forming and shoring services. Approximately 60% of Aluma's business serves the Canadian refining industry, including the Alberta Oil Sands. Through this acquisition we also acquired a concrete forming and shoring business which has a strong presence in select North American regions and international markets.

        We deliver our services through an extensive field service organization consisting of 6,000 to 7,000 skilled craftspeople (depending on seasonal needs), 88 field offices and an additional 74 facilities located at customer sites throughout the United States, Canada and selected international locations.

Restatement of Previously Issued Financial Statements

        In the fourth quarter of 2005, we initiated a physical inventory of our scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment assets that no longer physically existed.

        We determined that the cause of the $14.0 million in non-existing scaffolding equipment assets was largely attributable to deficiencies in internal controls over two types of transactions: (i) we did not record all scrap and loss transactions that were recorded in our perpetual scaffolding equipment records in our general ledger and fixed asset system, and (ii) we did not perform periodic comprehensive reconciliations of its perpetual scaffolding equipment records to amounts recorded in our fixed asset system and other books and records. As of the date of the filing of our Form 10-K on April 11, 2006, we could not specifically identify the scaffolding equipment asset write-offs to distinct fiscal years with any certainty due to the number of transactions, passage of time since many of these transactions have occurred, and the deficiencies in the documentation and controls over these activities. Accordingly, the full amount of the scaffolding equipment asset write-offs was recorded as a non-cash charge in the fourth quarter of 2005.

        In mid-2005, we began the construction of a "Data Warehouse" to consolidate our data stored in various individual personal computers and servers at numerous Company and customer locations so that detailed analysis of that data could be performed on a company-wide basis. During the second and third quarters of 2006, as part of the "Data Warehouse" project, our information technology department discovered archived data files that included historical perpetual inventory records. One of the outcomes of that project was that we were able to determine that there was sufficient evidence to allow us to identify the $14.0 million scaffolding equipment write-off to distinct fiscal periods.

        On September 22, 2006, we announced that, in connection with a review of our Form S-1 by the Securities and Exchange Commission, we would re-examine our previously issued financial statements for fiscal 2005 and prior years to determine if we had properly accounted for the $14.0 million write-off of scaffolding equipment that we had recorded in the fourth quarter of fiscal 2005. On November 1, 2006, we completed our review and concluded that we would restate our previously issued financial statements for fiscal 2005 and prior years because a portion of the $14 million charge does not apply to fiscal 2005 and was material to 2005 and prior period results.

        The principal impacts of the restatement were to change the timing of recognition of the non-cash write-offs of scaffolding equipment, to adjust depreciation expense as a result of the change in timing of scaffolding equipment write-offs, and to adjust the provision for deferred income taxes for these changes. Additionally, because a significant portion of the $14.0 million scaffolding equipment write-off relates to periods prior to October 17, 2002, the restatement also resulted in an increase in goodwill of $6.9 million. Considering the restatement only impacted the timing of reporting non-cash expenses and deferred income taxes, the restatement did not result in a change in reported amounts for cash flows from operating activities, cash flows from investing activities and cash flows from financing activities in the related consolidated statements of cash flows, although the components of cash flows from operations were restated.

        A summary of the effects of the restatement on our consolidated balance sheets as of December 31, 2001, 2002, 2003, 2004 and 2005 are as follows:

	Predecessor
	At December 31, 2001
	As Reported	Adjustments	Restated
	Unaudited
ASSETS:
Current assets	$76,269	—	$76,269
Property and equipment, net	173,644	(7,941)	165,703
Goodwill	3,848	—	3,848
Other assets and intangibles	3,675	—	3,675

Total assets	$257,436	(7,941)	$249,495

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$53,727	—	$53,727
Long-term debt, less current maturities	182,360	—	182,360
Notes payable, less current maturities	2,708	—	2,708
Redeemable preferred stock	55,050	—	55,050
Deferred income taxes	448	—	448
Stockholder's equity	(36,857)	(7,941)	(44,798)

Total liabilities and Stock holder's equity	$257,436	(7,941)	$249,495

	Brand Energy & Infrastructure Services, Inc.
	At December 31, 2002			At December 31, 2003
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
		Audited			Audited
ASSETS:
Current assets	$79,779	—	$79,779	$90,284	—	$90,284
Property and equipment, net	199,285	(11,185)	188,100	178,959	(11,519)	167,440
Goodwill	247,891	6,860	254,751	248,347	6,860	255,207
Other assets and intangibles	78,783	—	78,783	73,069	—	73,069

Total assets	$605,738	(4,325)	$601,413	$590,659	(4,659)	$586,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$43,929	—	$43,929	$36,660	—	$36,660
Long-term debt, less current maturities	306,432	—	306,432	305,282	—	305,282
Notes payable, less current maturities	825	—	825	165	—	165
Redeemable preferred stock	—	—	—	—	—	—
Deferred income taxes	32,759	(4,255)	28,504	29,173	(4,382)	24,791
Stockholder's equity	221,793	(70)	221,723	219,379	(277)	219,102

Total liabilities and Stock holder's equity	$605,738	(4,325)	$601,413	$590,659	(4,659)	$586,000

	Brand Energy & Infrastructure Services, Inc.
	At December 31, 2004			At December 31, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
	Audited			Audited
ASSETS:
Current assets	$82,185	—	$82,185	$142,403	—	$142,403
Property and equipment, net	169,693	(14,056)	155,637	276,620	—	276,620
Goodwill	247,325	6,860	254,185	292,601	6,860	299,461
Other assets and intangibles	68,372	—	68,372	111,447	—	111,447

Total assets	$567,575	(7,196)	$560,379	$823,071	6,860	$829,931

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$40,175	—	$40,175	$85,893	—	$85,893
Long-term debt, less current maturities	290,467	—	290,467	481,694	—	481,694
Notes payable, less current maturities	427	—	427	458	—	458
Redeemable preferred stock	—	—	—	32,337	—	32,337
Deferred income taxes	22,546	(5,346)	17,200	18,556	(5)	18,551
Stockholder's equity	213,960	(1,850)	212,110	204,133	6,865	210,998

Total liabilities and Stock holder's equity	$567,575	(7,196)	$560,379	$823,071	6,860	$829,931

        A summary of the effects of the restatement on the consolidated statements of operations for the year ended December 31, 2001, for the period form January 1, 2002 through October 16, 2002, for the period from October 17, 2002 through December 31, 2002, and for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Predecessor
	Year ended December 31, 2001			January 1, 2002 thru October 16, 2002
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
		Unaudited			Unaudited
Revenue	$305,089	—	$305,089	$290,473	—	$290,473
Operating income	30,012	(4,882)	25,130	31,703	(1,296)	30,407
Income (loss) before taxes	563	(4,882)	(4,319)	9,753	(1,296)	8,457
Net income (loss)	563	(4,882)	(4,319)	8,418	(225)	8,193
	Brand Energy & Infrastructure Services, Inc.
	October 17, 2002 thru December 31, 2002			Year ended December 31, 2003
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$79,296	—	$79,296	$347,737	—	$347,737
Operating income	3,985	(113)	3,872	24,389	(334)	24,055
Income (loss) before taxes	(2,961)	(113)	(3,074)	(8,062)	(334)	(8,396)
Net income (loss)	(1,845)	(70)	(1,915)	(5,841)	(207)	(6,048)
	Brand Energy & Infrastructure Services, Inc.
	Year ended December 31, 2004			Year ended December 31, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue	$333,954	—	$333,954	$491,376	—	$491,376
Operating income	24,163	(2,537)	21,626	24,276	14,056	38,332
Income (loss) before taxes	(9,226)	(2,537)	(11,763)	(17,189)	14,056	(3,133)
Net income (loss)	(6,806)	(1,573)	(8,379)	(14,456)	8,715	(5,741)

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

        Effects of Changes in Interest Rates

        As of June 30, 2006, our total long-term indebtedness was $496.1 million, excluding unused commitments under our amended credit facility, of which approximately $290.2 million was subject to variable interest rates. As of June 30, 2006 on a pro forma basis after giving effect to the Offering and Related Transactions as if such transactions had occurred on such date, our long-term indebtedness would have been $390.2 million, all of which would have been subject to variable interest rates. Assuming we incur no additional variable rate indebtedness, if interest rates were to increase by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million, or $3.9 million on a pro forma basis.

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

Key Factors Affecting Our Results

        Revenues

        Our revenues consist of revenues from labor, equipment rental and equipment sales. We derive the bulk of our revenues from the labor services we provide in connection with the rental or sale of scaffolding equipment. We generally rent equipment under month-to month rental contracts. We provide services, such as the erection and dismantlement of scaffolding or forming and shoring units, under both price-per-unit and time-and-materials contracts. We typically provide work access services for ongoing maintenance at our customers' facilities, many of which we have serviced for over 20 years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of such facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, ongoing maintenance and turnarounds provide stable and recurring revenues. Historically, approximately 75% of our revenues have been attributable to serving the industrial market with ongoing maintenance, turnarounds and capital projects of industrial facilities.

        We derive incremental revenues by providing specialty craft services, such as carpentry, insulation and safety services. We also periodically sell new scaffolding and concrete forming and shoring equipment to third parties.

        Operating Expenses

        Our operating expenses consist of the cost of labor, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses, the most significant of which is the cost of labor. The cost of labor as a percentage of operating expenses was 79.4%, 80.3% and 78.7% for fiscal years 2003, 2004 and 2005, respectively, and 82.7% and 80.1% for the six months ended June 30, 2005 and 2006, respectively. The cost of labor consists of salaries and related payroll expenses that we pay to our employees who provide our work access and forming and shoring services. In periods of high demand for our services, we may supplement our permanent workforce with as many as 5,000 temporary workers. During periods of intense competition for such temporary workers, our cost of labor increases. For example, a tightening labor market along the Gulf Coast and in Western Canada increased our cost of labor in recent periods. Insurance and related expenses represent a significant component of our cost of labor. In 2005 our insurance costs of $10.6 million represented 3.6% of our cost of labor. If our insurance premiums or related costs rise significantly in the future, our profitability could be reduced.

        The cost of equipment rental, the cost of equipment sales and divisional operating expenses represented 12.1%, 2.7% and 6.5%, respectively of our operating expenses for the year ended December 31, 2005 and 9.6%, 4.5% and 5.8%, respectively, of our operating expenses for the six months ended June 30, 2006. The cost of equipment rentals principally consists of depreciation expense and the costs to transport our rental equipment to and from our customer sites. The cost of equipment sales consists of our purchase costs of the equipment sold. Divisional operating expenses are the costs to man and operate our field locations. These costs tend to vary directly with total revenues.

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

        Interest Expense

        Our interest expense includes the interest on our long-term debt, any borrowings under our revolving debt facility and notes payable, commitment fees for our amended credit facility and amortization of the related fees to execute required financing arrangements. As a result of our high debt levels, interest expense has represented a significant proportion of our expenses during the periods under review.

        Gain (Loss) on Interest Rate and Foreign Currency Swaps

        When we acquired the assets and operations of Aluma, we increased our exposure to changes in foreign currency exchange rates because the majority of Aluma's assets and operations are located in Canada. In addition, we increased our exposure to changes in interest rates because the debt we assumed to acquire Aluma is variable interest rate debt. To mitigate our risk related to changes in the rate of exchange between the Canadian dollar and the U.S. dollar and to mitigate our risk related to rising interest rates, we entered into several interest rate and foreign currency swaps during 2005. As we more fully describe in note 14 of our consolidated financial statements, we determined that we would not account for these as hedges. As a result, we record the change in fair market value of these financial instruments in this line of our income statement.

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

Critical Accounting Policies

        A summary of our significant account policies is included in note 3 to our consolidated financial statements. The preparation of financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments. Our most critical accounting policies and estimates are described below.

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

        We account for goodwill and tradenames in accordance with SFAS No. 142, which requires us to test goodwill and tradenames for impairment annually and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. For purposes of SFAS No. 142, we have determined that we will perform our impairment analysis on an operating segment level. Because quoted market prices are not available, management uses the present value of expected future cash flows to estimate fair value. Management must make significant judgments and estimates about future conditions to estimate future cash flows. With respect to our October 1, 2003 impairment test, we estimated that, on an interest-free basis, we would generate cash flows from operations of $50.7 million in fiscal 2004 and spend $12.3 million on net capital expenditures. We actually generated $53.2 million in cash flows from operations on an interest-free basis (actual cash flows from operations plus cash interest expense less taxes at 38% on the cash interest expense) and spent $10.1 million on net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment). With respect to our October 1, 2004 impairment test, we estimated that, on an interest-free basis, we would generate cash flows from operations of $40.6 million in fiscal 2005 and spend $13.5 million on net capital expenditures. We actually generated $45.1 million in cash flows from operations on an interest-free basis and spent $27.3 million on net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment). Unforeseen events and changes in circumstances and market conditions, including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

        Workers' Compensation and Health Benefit Claims

        As part of our ongoing business, we make payments on claims for workers' compensation and health benefits. We have purchased insurance coverage for large claims. We estimate our future workers' compensation and health benefit liabilities using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our estimated liabilities for workers' compensation and health benefit claims of $17.0 million as of June 30, 2006, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from our actual future liabilities related to workers' compensation and health benefit claims.

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

  Stock-Based Compensation

        As further discussed in note 16 to our consolidated financial statements, as a means of compensating our employees for past and future service, our employees are granted ownership units of Brand LLC. Brand LLC currently owns 100% of our outstanding common stock.

        Prior to January 1, 2004, we accounted for the issuance of these units using the intrinsic value method under the recognition and measurements provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB25). As a result, we did not record any compensation expense related to the issuance of Brand LLC ownership units to employees in fiscal 2003.

        Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation." We selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure," which requires us to expense stock options prospectively, beginning in the year of adoption. We expensed $0.2 million and $1.4 million of stock options for the years ended December 31, 2004 and 2005, recorded in our consolidated statements of operations under non-cash compensation. We also determined that, if we had adopted this accounting as of January 1, 2003, we would have recorded $0.8 million in stock option expense for the year ended December 31, 2003.

        Given the lack of a public market for our common stock and for the ownership units of Brand LLC, during 2005 we engaged an independent valuation specialist to determine the fair value of the Brand LLC ownership units on a retrospective basis for each quarter of 2005. We recognized that the purchase of Aluma was a milestone event in the history of our company that increased the value of our common stock and the Brand LLC ownership units. In establishing the estimates of fair value, the specialist considered the guidance set forth in the AICPA Practice Guide, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation", or AICPA Practice Guide, and made retrospective determinations of fair value.

        Determining the fair value of our common stock and the Brand LLC ownership units requires making complex and subjective judgments. Our approach to valuation is based on a discounted future cash flow approach that uses our estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage our business. There is inherent uncertainty in making these estimates. Although it is reasonable to expect that the completion of this offering will add value to the shares because they will have increased liquidity and marketability, the amount of additional value cannot be measured with precision or certainty.

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

        As further described in note 16 to our consolidated financial statements for the year ended December 31, 2005, certain of the Brand LLC ownership units have performance-based vesting provisions related to the value of our company. The determination date for the vesting of these units is the earlier of (i) a liquidity event as defined in Brand LLC's limited liability company agreement or (ii) December 31, 2009. In determining compensation expense related to performance-based Brand LLC ownership units, based upon our estimates of the fair value of our company, we estimated that 16.7% of these units would vest upon a liquidity event or at December 31, 2009. If the value of our company is actually higher than our estimates at either of these dates, the actual number of performance-based units that vest could be higher than our estimate. As a result, we would record additional compensation expense related to these units if we determine that we need to change our estimate of vesting percentages.

        As of December 31, 2005, we estimate the fair value of Brand LLC ownership units issued to employees to be $6.2 million. As further discussed in note 16 to our consolidated financial statements for the year ended December 31, 2005, we have or will recognize $2.5 million in non-cash compensation expense related to these units. There are two reasons that the fair value of the units is significantly more than the amount of compensation expense that we have or will recognize related to these units:

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

Acquisition of Aluma

        On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma. The purpose of the transaction was to expand our market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in our consolidated financial statements from July 29, 2005 to December 31, 2005. The aggregate purchase price for Aluma was $241.1 million, consisting of purchase price and acquisition related costs of $217.3 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our credit facility (See note 11 to our consolidated financial statements), and through the issuance of our redeemable preferred stock (See note 12 to our consolidated financial statements). In connection with the acquisition, we recorded goodwill of $45.0 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004

        Revenue.    Total revenues increased to $491.4 million for the year ended December 31, 2005 from $334.0 million for the year ended December 31, 2004, which represented an increase of $157.4 million or 47.1%. The increase in revenues was principally attributable to the acquisition of Aluma, which accounted for $110.3 million, or 70.1%, of this increase, and strong demand for work access solutions in all of our markets in 2005. Our revenues derived from the refinery and chemical market increased 12.2% driven by several turnarounds in the United States.

        Gross Profit.    Gross profit for the year ended December 31, 2005 was $120.3 million or 24.5% of revenues compared to 2004 gross profit of $67.0 million or 20.1% of revenues. The increase in gross profit was principally attributable to the acquisition of Aluma, which accounted for $34.7 million, or 65.1%, of this increase.

        Gross profit on labor services increased 23.3% to $57.1 million or 16.4% of labor revenues as compared to 2004 gross profit on labor services, which was $46.3 million or 17.8% of labor revenues. The acquisition of Aluma accounted for $5.2 million of 2005 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs on a large capital project in the United States. Gross profit on equipment rentals increased 122.1% to $79.1 million in 2005 or 63.8% of equipment revenues as compared to 2004 gross profit on equipment rentals of $35.6 million or 53.7% of equipment rental revenues. The acquisition of Aluma accounted for $30.0 million of 2005 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 16.5% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 8.3% between years. Gross margin on equipment rentals for the year ended December 31, 2005 included a scaffolding equipment write-off of $2.1 million compared to $4.5 million for the year ended December 31, 2004. Divisional operating costs increased 41.6% to $24.1 million in 2005 or 4.9% of total revenues as compared to 2004 divisional operating costs of $17.0 million or 5.1% of total revenues. The acquisition of Aluma accounted for $5.8 million of the increase in divisional operating costs. Higher salary expenses needed to support the 47.1% rise in revenues and higher truck and maintenance expense partially driven by higher fuel costs also contributed to the increase in divisional operating costs.

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

        Operating Income.    As a result of the factors discussed above, operating income increased by $16.7 million to $38.3 million for the year ended December 31, 2005 from $21.6 million for the year ended December 31, 2004.

        Interest Expense.    Interest expense increased by $7.1 million to $40.8 million for the year ended December 31, 2005, from $33.7 million for the year ended December 31, 2004. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility and the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma, and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

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

        Foreign Currency Transaction Gain.    To fund the acquisition of Aluma, on July 29, 2005 Brand Services borrowed CDN$70.3 million under the credit facility. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From the date of the acquisition of Aluma to December 31, 2005, the U.S. dollar weakened against the Canadian dollar by approximately 5.5% resulting in a foreign currency transaction gain of $2.7 million.

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

        Pre-tax income (loss).    Our U.S. operations recorded a pre-tax loss of $9.9 million for the year ended December 31, 2005 compared to a pre-tax loss of $12.1 million for the year ended December 31, 2004. The primary reason for the decrease is due to higher revenues and gross margins more fully described above. Our foreign operations recorded pre-tax income of $6.7 million for the year ended December 31, 2005 compared to pretax income of $0.3 million for the year ended December 31, 2004. The primary reason for this increase is due to the acquisition of the Canadian operations of Aluma.

        Provision for Taxes.    For the year ended December 31, 2005, we recorded a tax provision of $2.6 million on a pre-tax loss of $3.1 million. For the year ended December 31, 2004, the benefit for income taxes was provided at an effective tax rate of 28.8%. The primary reasons for the decrease in the effective tax benefit rate are (i) we recorded preferred dividend expense in 2005 which is non-deductible for tax purposes and (ii) our non-deductible non-cash compensation expense in 2005 was higher than the amount we recorded in 2004. Our overall effective tax rate is also impacted by interest expense that we cannot deduct for tax purposes. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in note 18 to our consolidated financial statements.

        At December 31, 2005, we had approximately $97 million in losses that we can use in future years to reduce our federal tax payments. We anticipate that we will be able to utilize these losses before they expire in various years between 2012 and 2023.

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

        Gross Profit.    Gross profit for the year ended December 31, 2004 was $67.0 million or 20.1% of revenues compared to 2003 gross profit of $68.2 million or 19.6% of revenues. Overall gross profit decreased by $1.2 million or 1.7% for the year ended December 31, 2004 compared to the year ended December 31, 2003. Labor gross profit increased by $0.4 million despite a $7.1 million decrease in labor revenues. The percentage of labor gross profit to labor revenues increased to 17.8% in 2004 from 17.2% in 2003, primarily due to lower insurance claim costs. Equipment rental gross profit decreased $0.1 million due to a $6.1 million decrease in rental revenue. Gross margin on equipment rentals for the year ended December 31, 2004 included a scaffolding equipment write-off of $4.5 million compared to $2.2 million for the year ended December 31, 2003. Equipment sales gross profit decreased $0.3 million, primarily due to a $0.6 million decrease in equipment sales revenue, and an increase in divisional operating expenses of $1.2 million. Higher truck expense, primarily due to higher fuel and maintenance costs, was the main factor in the divisional operating expense increase.

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

        Operating Income.    As a result of the factors discussed above, operating income decreased by $2.5 million, or 10.1%, to $21.6 million for the year ended December 31, 2004 from $24.1 million for the year ended December 31, 2003.

        Interest Expense.    Interest expense increased by $1.0 million to $33.7 million for the year ended December 31, 2004, from $32.7 million for the year ended December 31, 2003. This increase was primarily due to bank fees associated with obtaining waivers and amendments to our credit facility and the compounding effect on interest on our 13% senior subordinated pay-in-kind notes due 2013. These increases were partially offset by the impact of lower senior debt levels due to principal prepayments made in December 2003 and March 2004.

        Income Tax Benefit.    For the year ended December 31, 2004, the benefit for incomes taxes was recorded at an effective rate of 28.8% versus an effective rate of 28.0% for the year ended December 31, 2003. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in note 18 to our consolidated financial statements.

        Net Loss.    Net loss increased $2.4 million to $8.4 million for the year ended December 31, 2004 from $6.0 million for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        We have historically utilized internal cash flow from operations and borrowings under the Amended Credit Facility to fund our operations, capital expenditures and working capital requirements. As of December 31, 2005, we had working capital of $56.5 million, including cash and cash equivalents of $6.3 million.

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

Cash Flows From Operating Activities

        Cash flows from operating activities increased from $26.8 million for the year ended December 31, 2004 to $29.5 million for the year ended December 31, 2005 principally due to increased business volume. This increase was partially offset by interest rate increases and delinquent payments from customers affected by Hurricane Katrina, which resulted in an increase in aging of our accounts receivable, which adversely impacted our cash flows from operating activities. The percent of total accounts receivable outstanding over 90 days increased from 12.9% at December 31, 2004 to 17.2% at December 31, 2005. From April 1, 2006 to September 15, 2006, we collected $116.1 million of the $147.0 million gross accounts receivable outstanding at March 31, 2006.

        Cash flows from operating activities declined from $36.6 million for the year ended December 31, 2003 to $26.8 million for the year ended December 31, 2004. The primary reason for the decrease was a 4.0% decrease in consolidated revenues.

Cash Flows Used in Investing Activities

        During 2005 we acquired substantially all of the operations and operating assets of Aluma. The aggregate purchase price for Aluma was $241.1 million, consisting of the purchase price and acquisition related costs of $217.3 million and assumed liabilities of $23.8 million.

        One of our major uses of cash is capital expenditures, primarily comprised of equipment expenditures. Our maintenance capital expenditures generally relate to acquiring scaffolding planks, trucks and other equipment. Expansion capital expenditures are discretionary and generally relate to acquiring new work access solutions and vehicles. These expenditures vary annually based on our level of work access solutions and forming and shoring rental activity and growth opportunities. Capital expenditures were $11.9 million, $14.1 million and $35.2 million, for the years ended December 31, 2003, 2004 and 2005, respectively. Capital expenditures in 2005 were significantly higher than in prior years due to (i) additional capital expenditure requirements of the Aluma operations we acquired and (ii) increased expansion capital expenditures required to meet anticipated increased demand for our services. Future capital expenditures are expected to be at levels approximately equal to the 2005 levels.

Cash Flows From Financing Activities

        In July 2005, to finance the purchase of Aluma, we amended our credit facility and borrowed an additional $185.2 million under this facility. In addition, we issued $30.0 million in redeemable preferred stock to obtain additional funds to accomplish the purchase of Aluma. In connection with these transactions we incurred $5.6 million in related financing fees.

        In general, our amended credit facility called for nominal annual debt repayments. During 2004, we made an accelerated payment of approximately $20.0 million because we renegotiated certain covenants related to this agreement.

Free Cash Flow

        Free cash flow (cash flows from operations less net capital expenditures) was $26.5 million, $15.1 million and $2.2 million for the years ended December 31, 2003, 2004, and 2005, respectively. The decline in free cash flows from fiscal 2003 to 2004 resulted from a decrease in revenues between years. The decline in free cash flow from fiscal 2004 to 2005 is principally due to the fact that we increased our net capital expenditures to $27.3 million in fiscal 2005 from $11.7 million in fiscal 2004 to meet anticipated increased demand for our services.

        Free cash flow consists of cash flows from operations less net capital expenditures. Free cash flow is not a measure of performance defined by, or calculated in accordance with, GAAP. We believe that free cash flow is a useful measure of financial performance that shows a company's ability to fund its operations. Free cash flow is used by us to compare our performance to that of our peers and is commonly used by analysts and investors in assessing performance. You should not consider free cash flow as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operations, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity. Free cash flow, as calculated by us, may not be comparable to similarly titled measures employed by other companies.

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

Item 8.    Financial Statements and Supplementary Data

        See "Index to Financial Statements" on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As discussed in Note 2 to the consolidated financial statements, in November 2005 we initiated a physical inventory of our scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment that could no longer be physically located. Management believes that these scaffolding assets were most likely lost, stolen, scrapped or installed at a client site, in each case without having been properly recorded in our scaffolding equipment perpetual records and other books and records.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

        All of the issued and outstanding common stock of BSI is owned by Brand Energy & Infrastructure Services, Inc. and all of the issued and outstanding common stock of Brand Energy & Infrastructure Services, Inc. is owned by the LLC. The following table sets forth certain information with respect to the beneficial ownership of the voting equity interests of the LLC as of March 1, 2006, by (i) each person or group known to us who beneficially owns more than five percent of the common stock of the LLC and (ii) all of our directors and executive officers as a group:

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

    Ratio of Earnings To Fixed Charges Calculation

  (3)
  Exhibits—See Index to Exhibits

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors Brand Energy & Infrastructure Services, Inc.

        We have audited the accompanying consolidated balance sheets of Brand Energy & Infrastructure Services, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholder's equity, and cash flows for the Company for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brand Energy & Infrastructure Services, Inc. and subsidiaries at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 16 to the financial statements, in 2004 the Company changed its method of accounting for stock-based compensation.

        As more fully described in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005, to correct errors related to the accounting for the write-off of scaffolding equipment.

ERNST & YOUNG LLP
St. Louis, Missouri
April 10, 2006, except for Note 2,
as to which the date is October 20, 2006

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

Restated

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Revenue:
Labor	$267,964	$260,825	$349,386
Equipment rental	72,408	66,335	124,018
Equipment sales	7,365	6,794	17,972

Total revenue	347,737	333,954	491,376

Operating expenses:
Labor	222,005	214,485	292,239
Equipment rental	36,729	30,719	44,932
Equipment sales	5,005	4,720	9,841
Divisional operating expenses	15,818	17,026	24,110

Total operating expenses	279,557	266,950	371,122

Gross profit	68,180	67,004	120,254
Selling and administrative expenses	44,125	45,145	80,534
Non-cash compensation	—	233	1,388

Operating income	24,055	21,626	38,332
Interest expense	32,718	33,673	40,803
Interest income	(267)	(284)	(252)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Redeemable preferred stock dividend expense	—	—	2,338

Loss before benefit for income tax	(8,396)	(11,763)	(3,133)
Benefit for income tax	(2,348)	(3,384)	2,608

Net loss	$(6,048)	(8,379)	(5,741)

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
Restated

	December 31, 2004	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,408	$6,310
Trade accounts receivable, net of allowance for doubtful accounts of $1,605 in 2004 and $6,364 in 2005	57,864	117,207
Accrued revenue	2,115	6,292
Other current assets	7,798	12,594

Total current assets	82,185	142,403

PROPERTY AND EQUIPMENT:
Land	1,283	5,190
Buildings and leasehold improvements	3,518	6,278
Vehicles and other equipment	29,090	29,997
Scaffolding and forming and shoring equipment	178,802	309,387

Total property and equipment, at cost	212,693	350,852
Less—Accumulated depreciation and amortization	57,056	74,232

Total property and equipment, net	155,637	276,620

GOODWILL	254,185	299,461
OTHER ASSETS AND INTANGIBLES, NET	68,372	111,447

Total assets	$560,379	$829,931

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands except share amounts)
Restated

	December 31, 2004	December 31, 2005
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,047	$2,904
Current maturities of notes payable and capital lease obligations	350	370
Accounts payable and accrued expenses	37,264	79,585
Deferred revenue	1,514	3,034

Total current liabilities	40,175	85,893

LONG-TERM DEBT, LESS CURRENT MATURITIES	290,467	481,694

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES	427	458

REDEEMABLE PREFERRED STOCK	—	32,337

DEFERRED INCOME TAXES	17,200	18,551

STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding, as of December 31, 2004 and 2005	—	—
Paid-in capital	224,445	225,833
Cumulative foreign currency translation adjustment	4,007	7,248
Accumulated deficit	(16,342)	(22,083)

Total stockholder's equity	212,110	210,998

Total liabilities and stockholder's equity	$560,379	$829,931

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Restated

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,048)	$(8,379)	$(5,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(3,409)	(6,636)	1,505
Depreciation and amortization	36,633	26,946	33,030
Non-cash compensation	—	233	1,388
Non-cash interest expense	6,197	7,499	8,439
Gain on sale of scaffolding equipment	(828)	(1,110)	(3,337)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Redeemable preferred stock dividends	—	—	2,338
Scaffolding equipment write-off	2,204	4,526	2,105
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,458	(2,486)	(25,459)
Accrued revenue	242	1,022	(1,594)
Other current assets	3,018	1,037	(1,147)
Accounts payable and accrued expenses	(5,262)	3,962	18,996
Deferred revenue	(20)	66	(61)
Other	(584)	168	492

Net cash provided by operating activities	36,601	26,848	29,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,921)	(14,092)	(35,219)
Proceeds from sales of property and equipment	1,773	2,384	7,928
Payments for acquisitions	—	(1,020)	(217,267)

Net cash used for investing activities	(10,148)	(12,728)	(244,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	185,153
Proceeds from redeemable preferred stock	—	—	30,000
Payment of deferred financing fees	—	(986)	(5,595)
Payments of long-term debt	(6,287)	(21,098)	(1,973)
Payments on capital lease obligations	(1,883)	(728)	(376)

Net cash provided by (used for) financing activities	$(8,170)	$(22,812)	$207,209

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
Restated

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

(In thousands except share amounts)
Restated

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2002	$—	$223,498	$140	$(1,915)	$221,723
Comprehensive income (loss):
Net loss	—	—	—	(6,048)	(6,048)	$(6,048)
Translation adjustment	—	—	2,713	—	2,713	2,713

Comprehensive loss						$(3,335)

Accrued bonuses exchanged for LLC equity; subsequently contributed to additional paid in capital		714			714

Balance, December 31, 2003	$—	$224,212	$2,853	$(7,963)	$219,102

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2003	$—	$224,212	$2,853	$(7,963)	$219,102
Comprehensive income (loss):
Net loss	—	—	—	(8,379)	(8,379)	$(8,379)
Translation adjustment	—	—	1,154	—	1,154	1,154

Comprehensive loss						$(7,225)

Non-cash compensation		233			233

Balance, December 31, 2004	$—	$224,445	$4,007	$(16,342)	$212,110

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Continued)

(In thousands except share amounts)
Restated

	Common Stock	Additional Paid In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance, December 31, 2004	$—	$224,445	$4,007	$(16,342)	$212,110
Comprehensive income (loss):
Net loss	—	—	—	(5,741)	(5,741)	$(5,741)
Translation adjustment	—	—	3,241	—	3,241	3,241

Comprehensive loss						$(2,500)

Non-cash compensation		1,388			1,388

Balance, December 31, 2005	$—	$225,833	$7,248	$(22,083)	$210,998

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share data)

1.    ORGANIZATION AND BUSINESS

        Brand Energy & Infrastructure Services, Inc. (formerly Brand Intermediate Holdings, Inc.) and its subsidiaries ("Brand") are 100% owned by Brand Holdings, LLC (the "LLC"). As of March 1, 2006, the voting equity interests of the LLC were owned 72.4% by J.P. Morgan Partners and its affiliates ("JPMP"), and 27.6% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Energy & Infrastructure Services, Inc. All references to "the Company", "we", "us", or "our" mean Brand Energy & Infrastructure Services, Inc. and its subsidiaries.

        Prior to the acquisition of Aluma (Note 5) in July 2005, the Company operated in one segment, "Work Access Services", providing work access services primarily to refining, petrochemical, chemical, utility and pulp and paper industries, and to a lesser extent general commercial clients. Work access services are typically provided in connection with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, as well as for new construction projects. The Company provides personnel to erect and dismantle scaffolding structures, transport scaffolding to project sites and supervise and manage such activities. In addition, the Company rents and occasionally sells scaffolding that is classified as property and equipment on the consolidated balance sheets. The Company maintains a substantial inventory of scaffolding in the United States and Canada. As a result of the acquisition of the operations of Aluma, the Company also provides engineered forming and shoring solutions for complex concrete construction projects ranging from pre-engineered technology systems to custom-designed formwork and shoring solutions to meet specific customer needs (the "Forming and Shoring Services" business). In the U.S. and Canada, pre-engineered technology systems are typically rented to customers on a project-by-project basis whereas custom-designed formwork and shoring solutions are typically sold to owners or project managers for use on large civil projects, such as bridges.

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

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        In the fourth quarter of 2005, the Company initiated a physical inventory of its scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, the Company identified $14.0 million of scaffolding equipment assets that no longer physically existed.

        The Company determined that the cause of the $14.0 million in non-existing scaffolding equipment assets was largely attributable to deficiencies in internal controls over two types of transactions: (i) the Company did not record all scrap and loss transactions that were recorded in its perpetual scaffolding equipment records in its general ledger and fixed asset system, and (ii) the Company did not perform periodic comprehensive reconciliations of its perpetual scaffolding equipment records to amounts recorded in its fixed asset system and other books and records. As of the date of the filing of the Company's Form 10-K on April 11, 2006, the Company could not specifically identify the scaffolding equipment asset write-offs to distinct fiscal years with any certainty due to the number of transactions, passage of time since many of these transactions have occurred, and the deficiencies in the documentation and controls over these activities. Accordingly, the full amount of the scaffolding equipment asset write-offs was recorded as a non-cash charge in the fourth quarter of 2005.

        In mid-2005, the Company began the construction of a "Data Warehouse" to consolidate Company data stored in various individual personal computers and servers at numerous Company and customer locations so that detailed analysis of that data could be performed on a Company-wide basis. During the second and third quarters of 2006, as part of the "Data Warehouse" project, the Company's information technology department discovered archived data files that included historical perpetual inventory records. One of the outcomes of that project was that the Company was able to determine that there was sufficient evidence to allow the Company to identify the $14.0 million scaffolding equipment write-off to distinct fiscal periods.

        On September 22, 2006, the Company announced that it would re-examine its previously issued financial statements for fiscal 2005 and prior years to determine if it had properly accounted for a $14.0 million write-off of scaffolding equipment that it had recorded in the fourth quarter of fiscal 2005. On November 1, 2006, the Company concluded its review and determined that it must restate its previously issued financial statements for the years ended December 31, 2003, 2004 and 2005.

        The principal impacts of the restatement were to change the timing of recognition of the non-cash write-offs of scaffolding equipment, to adjust depreciation expense as a result of the change in timing of scaffolding equipment write-offs, and to adjust the provision for deferred income taxes for these changes. Additionally, because a significant portion of the $14.0 scaffolding equipment write-off relates to periods prior to October 17, 2002, the restatement also resulted in an increase in goodwill of $6.9 million and an increase in accumulated deficit of $0.3 million at January 1, 2004. Considering the restatement only impacted the timing of reporting non-cash expenses and deferred income taxes, the restatement did not result in a change in reported amounts for cash flows from operating activities, cash flows from investing activities and cash flows from financing activities in the related consolidated statements of cash flows, although the components of cash flows from operating activities were restated.

        A summary of the effects of the restatement on the consolidated balance sheets as of December 31, 2004 and 2005 are as follows:

	At December 31, 2004			At December 31, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current Assets
Cash and cash equivalents	$14,408	—	$14,408	$6,310	—	$6,310
Trade accounts receivable, net	57,864	—	57,864	117,207	—	117,207
Accrued revenues	2,115		2,115	6,292		6,292
Other current assets	7,798	—	7,798	12,594	—	12,594

Total revenues	82,185	—	82,185	142,403	—	142,403

Property and equipment
Land	1,283	—	1,283	5,190	—	5,190
Buildings and leasehold improvements	3,518	—	3,518	6,278	—	6,278
Vehicles and other equipment	29,090	—	29,090	29,997	—	29,997
Scaffolding equipment	195,356	(16,554)	178,802	309,387	—	309,387

Total property and equipment at cost	229,247	(16,554)	212,693	350,852	—	350,852
Less—accumulated depreciation	59,554	(2,498)	57,056	74,232	—	74,232

Total property and equipment, net	169,693	(14,056)	155,637	276,620	—	276,620
Goodwill	247,325	6,860	254,185	292,601	6,860	299,461
Other assets and intangibles	68,372	—	68,372	111,447	—	111,447

Total assets	$567,575	(7,196)	$560,379	$823,071	6,860	$829,931

Current liabilities
Short-term bank borrowings	$—	—	—	$—	—	$—
Current maturities of long-term debt	1,047	—	1,047	2,904	—	2,904
Current portion of notes payables	350	—	350	370	—	370
Accounts payable and accrued expenses	37,264	—	37,264	79,585	—	79,585
Deferred revenues	1,514	—	1,514	3,034	—	3,034

Total current liabilities	40,175	—	40,175	85,893	—	85,893

Long-term debt, less current maturities	290,467	—	290,467	481,694	—	481,694

Notes payable, less current maturities	427	—	427	458	—	458

Redeemable preferred stock	—	—	—	32,337	—	32,337

Deferred income taxes	22,546	(5,346)	17,200	18,556	(5)	18,551

Stockholder's equity
Common stock	—	—	—	—	—	—
Paid-in capital	224,445	—	224,445	225,833	—	225,833
Cumulative translation adjustment	4,007	—	4,007	7,248	—	7,248
Accumulated deficit	(14,492)	(1,850)	(16,342)	(28,948)	6,865	(22,083)

Total stockholder's equity	213,960	(1,850)	212,110	204,133	6,865	210,998

Total liabilities and equity	$567,575	(7,196)	$560,379	$823,071	6,860	$829,931

        A summary of the effects of the restatement on the consolidated statements of operations for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year ended December 31, 2003			Year ended December 31, 2004			Year ended December 31, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue
Labor	$267,964	—	$267,964	$260,825	—	$260,825	$349,386	—	$349,386
Equipment rental	72,408	—	72,408	66,335	—	66,335	124,018	—	124,018
Equipment sales	7,365	—	7,365	6,794	—	6,794	17,972	—	17,972

Total revenues	347,737	—	347,737	333,954	—	333,954	491,376	—	491,376

Operating expenses
Labor	222,005	—	222,005	214,485	—	214,485	292,239	—	292,239
Equipment rental	36,395	334	36,729	28,182	2,537	30,719	44,992	(60)	44,932
Scaffolding equipment write-off	—	—	—	—	—	—	13,996	(13,996)	—
Equipment sales	5,005	—	5,005	4,720	—	4,720	9,841	—	9,841
Divisional operating expenses	15,818	—	15,818	17,026	—	17,026	24,110	—	24,110

Total operating expenses	279,223	334	279,557	264,413	2,537	266,950	385,178	(14,056)	371,122

Gross profit	68,514	(334)	68,180	69,541	(2,537)	67,004	106,198	14,056	120,254
Selling and administrative exoenses	44,125	—	44,125	45,145	—	45,145	80,534	—	80,534
Non-cash compensation	—	—	—	233	—	233	1,388	—	1,388
Transaction expenses	—	—	—	—	—	—	—	—	—

Operating income	24,389	(334)	24,055	24,163	(2,537)	21,626	24,276	14,056	38,332
Interest expense	32,718	—	32,718	33,673	—	33,673	40,803	—	40,803
Interest income	(267)	—	(267)	(284)	—	(284)	(252)	—	(252)
Foreign currency (gain) loss	—	—	—	—	—	—	(2,712)	—	(2,712)
Loss on interest rate and currency swaps	—	—	—	—	—	—	1,288	—	1,288
Redeemable preferred stock dividend expense	—	—	—	—	—	—	2,338	—	2,338

Income (loss) before taxes	(8,062)	(334)	(8,396)	(9,226)	(2,537)	(11,763)	(17,189)	14,056	(3,133)
Provision (benefit) for income taxes	(2,221)	(127)	(2,348)	(2,420)	(964)	(3,384)	(2,733)	5,341	2,608

Net income (loss)	$(5,841)	(207)	$(6,048)	$(6,806)	(1,573)	$(8,379)	$(14,456)	8,715	$(5,741)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        For the years ended December 31, 2003, 2004 and 2005, depreciation expense was $31,968, $22,395 and $27,333, respectively.

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

4.    NEW ACCOUNTING STANDARDS

SFAS No. 123 (revised 2004), "Shared-Based Payment" (SFAS 123R)

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

5.    ACQUISITIONS

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

        The acquisition was principally financed through borrowings under the Company's amended and restated secured credit facility (Note 11) and through the issuance of the Company's redeemable preferred stock (Note 12).

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

	December 31, 2003	December 31, 2004	December 31, 2005
	Restated	Restated	Restated
Revenue	517,177	545,345	638,368
Operating expense	392,171	401,340	468,058

Gross profit	125,006	143,915	170,310
Selling and administrative expenses	98,343	110,733	126,106
Non-cash compensation	—	233	1,388

Operating income	26,663	32,949	42,816
Interest expense, net	44,587	45,525	47,630
Foreign currency transaction gain	(7,396)	(3,235)	(1,977)
Loss on interest rate and foreign currency swaps	—	—	1,288
Preferred stock dividend expense	5,841	5,841	5,841

Loss before provision for taxes	(16,369)	(15,182)	(9,966)
Benefit for income taxes	(2,951)	(2,470)	1,345

Net loss	(13,418)	(12,712)	(11,311)

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

6.    OTHER CURRENT ASSETS

        Other current assets consists of the following at December 31:

	2004	2005
Prepaid expenses	$3,608	$4,708
Inventory	3,978	7,487
Other	212	399

	$7,798	$12,594

7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

8.    GOODWILL

        Goodwill represents the amount paid in connection with the Transaction and acquisitions (see Note 5) in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgements about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 (as restated) are as follows:

Balance at December 31,2003	$255,207
Goodwill acquired	179
Reclassifications	(1,201)

Balance at December 31, 2004	254,185
Goodwill acquired	44,054
Foreign currency translation	1,222

Balance at December 31, 2005	$299,461

        Reclassifications represent opening balance adjustments between goodwill and deferred taxes.

        Approximately $35.9 million of the goodwill recorded at December 31, 2005 is amortizable over fifteen years for tax purposes.

9.    OTHER ASSETS AND INTANGIBLES

        Other assets and intangibles consists of the following at December 31:

	2004	2005
Deferred financing costs, net of accumulated amortization of $2,909 in 2004 and $4,608 in 2005	$10,736	$14,633
Customer relationships	43,794	70,630
Trade names	13,514	25,566
Patents	—	281
Non-compete agreement	286	210
Other	42	127

	$68,372	$111,447

        In connection with the issuance of its credit facility (Note 11), the $150.0 million, 12% Senior Subordinated Notes (Note 11), the $35.0 million, 13%, pay-in-kind notes (Note 11) and the redeemable preferred stock (Note 12), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the years ended December 31, 2003, 2004 and 2005, amortization expense relating to these deferred financing costs was $1,109, $1,419 and $1,699, respectively.

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

10.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        The major components of accounts payable and accrued expenses as of December 31, 2004 and 2005, are as follows:

	2004	2005
Accounts payable	$6,728	$21,638
Payroll and related accruals	7,859	24,979
Workers' compensation and health benefit liabilities	14,402	16,029
Accrued interest	3,957	4,785
Other	4,318	12,154

	$37,264	$79,585

11.    LONG-TERM DEBT

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

12.    REDEEMABLE PREFERRED STOCK

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

13.    COMMITMENTS AND CONTINGENCIES

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

14.    FINANCIAL INSTRUMENTS

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

        The following table summarizes activity related to Class C, Class C-1 and co-leveraged Class B units of the LLC awarded to the employees of Brand for the years ended December 31, 2003, 2004 and 2005:

	Time-Based Class C Units	Performance Based Class C Units	Time-Based Class C-1 Units	Performance Based Class C-1 Units	Co-leveraged Class B Units
Outstanding at December 31, 2002	195,142	1,170,854	—	—	—
Units awarded in 2003	94,500	578,780	—	—	287,145

Outstanding at December 31, 2003	289,642	1,749,634	—	—	287,145
Units awarded in 2004	14,995	92,115	—	—	3,750
2004 Forfeitures	(10,780)	(64,500)	—	—	(6,750)

Outstanding at December 31, 2004	293,857	1,777,249	—	—	284,145
Units awarded in 2005	143,590	682,955	75,000	649,110	—
2005 Forfeitures	(31,074)	(896,851)	—	(64,644)	(8,750)
Performance-based Class C units converted to performance-based C-1 units	—	(332,932)	—	332,932	—

Outstanding at December 31, 2005	406,373	1,230,421	75,000	917,398	275,395

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

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net income (loss) as restated	$(6,048)	$(8,379)	$(5,741)
Add: stock based compensation expense included in reported net income (loss)	—	233	1,388
Less: stock based employee Compensation under the requirements of SFAS 123	(802)	(233)	(1,388)

Pro forma net income (loss)	$(6,850)	$(8,379)	$(5,741)

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

        For the years ended December 31, 2003, 2004 and 2005, income (loss) before provisions for income tax (as restated) was as follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
United States	$(4,911)	$(12,069)	$(9,850)
Foreign	(3,485)	306	6,717

	$(8,396)	$(11,763)	$(3,133)

        For the years ended December 31, 2003, 2004 and 2005, the provision (benefit) for income taxes (as restated) consisted of the following:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
Current:
Current domestic tax	$850	$616	$323
Current foreign tax (benefit)	211	2,636	780

Total Current	1,061	3,252	1,103

Deferred:
Deferred domestic tax (benefit)	(2,740)	(6,951)	(1,216)
Deferred foreign tax (benefit)	(669)	315	2,721

Total Deferred	(3,409)	(6,636)	1,505

Provision (benefit) for income taxes	$(2,348)	$(3,384)	$2,608

        The reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) to the actual provision (benefit) for income taxes (as restated) follows:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005
Statutory federal income taxes	$(2,855)	$(4,000)	$(1,065)
State and local taxes, net of federal	548	305	531
Foreign tax rate differential	(314)	(199)	825
Preferred stock dividends expense	—	—	814
Interest expense disallowance	—	491	763
Non-cash compensation	—	—	472
Other	273	19	268

Provision (benefit) for income Taxes	$(2,348)	$(3,384)	$2,608

        The components of the net deferred income tax liability as of December 31, 2004 and 2005, as restated, are as follows:

	2004	2005
Deferred tax assets:
Accrued liabilities	$10,996	$13,121
Net operating loss carryforward	39,603	40,660
Other	—	776

Deferred tax assets	50,599	54,557

Deferred tax liabilities:
Property and equipment	(43,749)	(48,385)
Intangibles	(23,804)	(24,632)
Other	(246)	(91)

Deferred tax liabilities	(67,799)	(73,108)

Deferred income tax liability, net	$(17,200)	$(18,551)

        The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. At December 31, 2005, the Company had net operating loss carryforwards, for federal income tax purposes, of $96 million which expire in various years between 2012 and 2023. A majority of the net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382.

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

	Year Ended December 31, 2003		Year Ended December 31, 2004		Year Ended December 31, 2005
	Revenues	Operating Income	Revenues	Operating Income	Revenues	Operating Income
		Restated		Restated		Restated
Work access services	$347,737	$24,055	$333,954	$21,626	$452,010	$33,511
Concrete forming and shoring services	—	—	—	—	39,366	4,821

	$347,737	$24,055	$333,954	$21,626	$491,376	$38,332

	Total Assets at December 31,			Depreciation and Amortization Expense
	2003	2004	2005	2003	2004	2005
	Restated	Restated		Restated	Restated	Restated
Work access services	$586,000	$560,379	$732,496	$36,633	$26,946	$29,521
Concrete forming and shoring services	—	—	97,435	—	—	3,509

	$586,000	$560,379	$829,931	$36,633	$26,946	$33,030

	Capital Expenditures
	2003	2004	2005
Work access services	$11,921	$14,092	$26,449
Concrete forming and shoring services	—	—	8,770

	$11,921	$14,092	$35,219

        The table below reconciles segment operating income to consolidated pretax loss as restated:

	December 31, 2003	December 31, 2004	December 31, 2005
Segment operating income	$24,055	$21,626	$38,332
Interest expense	32,718	33,673	40,803
Interest income	(267)	(284)	(252)
Loss on interest rate and foreign currency swaps	—	—	1,288
Foreign currency transaction gain	—	—	(2,712)
Preferred stock dividend expense	—	—	2,338

Consolidated pretax loss	$(8,396)	$(11,763)	$(3,133)

        Information by geographic areas is as follows:

	Revenues Derived From Unaffiliated Customers for the Year Ended December 31,			Net Property, Plant and Equipment at December 31,
	2003	2004	2005	2003	2004	2005
				Restated	Restated
United States	$335,279	$314,324	$384,883	$154,125	$141,412	$189,717
Foreign	12,458	19,630	106,493	13,315	14,225	86,903

	$347,737	$333,954	$491,376	$167,440	$155,637	$276,620

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Balance Sheet
December 31, 2004
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13,336	$—	$1,525	$—	$(453)	$14,408
Trade accounts receivable	—	53,851	4,013	—	—	57,864
Accrued revenue	—	1,967	148	—	—	2,115
Other current assets	2,880	4,550	368	—	—	7,798
Due from affiliates	31,648	1,649	—	—	(33,297)	—

Total current assets	47,864	62,017	6,054	—	(33,750)	82,185

Property and Equipment:
Land	—	866	417	—	—	1,283
Buildings and leasehold improvements	13	3,080	425	—	—	3,518
Vehicles and other equipment	6,726	17,866	4,498	—	—	29,090
Scaffolding equipment	163,305	—	15,497	—	—	178,802

	170,044	21,812	20,837	—	—	212,693
Less accumulated depreciation and amortization	39,152	11,292	6,612	—	—	57,056

	130,892	10,520	14,225	—	—	155,637
Due from affiliates	9,750	—	—	46,752	(56,502)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	—	—	—	204,631	(204,631)	—
Goodwill	254,185	—	—	—	—	254,185
Intangibles and other assets	67,465	—	—	907	—	68,372

Total assets	$510,156	$72,537	$20,279	$254,665	$(297,258)	$560,379

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Balance Sheet
December 31, 2004
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc. Consolidated	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	1,047	—	—	—	—	1,047
Notes payable and capital lease obligations, current portion	265	85	—	—	—	350
Accounts payable and accrued expenses	27,532	6,397	3,788	—	(453)	37,264
Deferred revenue	—	1,514	—	—	—	1,514
Due to affiliates	1,649	25,109	6,539	—	(33,297)	—

Total current liabilities	30,493	33,105	10,327	—	(33,750)	40,175
Long-term debt	247,912	—	—	42,555	—	290,467
Notes payable and capital lease obligations	336	91	—	—	—	427
Deferred income taxes	16,536	4	3,035	—	(2,375)	17,200
Due to affiliates	46,752	—	9,750	—	(56,502)	—
Total stockholder's equity (deficit)	168,127	39,337	(2,833)	212,110	(204,631)	212,110

Total liabilities and stockholder's equity (deficit)	$510,156	$72,537	$20,279	$254,665	$(297,258)	$560,379

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Balance Sheet
December 31, 2005
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Assets
Current Assets:
Cash and cash equivalents	$355	$1,291	$4,933	$—	$(269)	$6,310
Trade accounts receivable	—	86,961	30,246	—	—	117,207
Accrued revenue	—	5,560	732	—	—	6,292
Other current assets	3,159	5,675	3,760	—	—	12,594
Due from affiliates	32,269	5,469	—	—	(37,738)	—

Total current assets	35,783	104,956	39,671	—	(38,007)	142,403

Property and Equipment:
Land	—	2,260	2,930	—	—	5,190
Buildings and leasehold improvements	45	4,045	2,188	—	—	6,278
Vehicles and other equipment	7,595	19,531	2,871	—	—	29,997
Scaffolding equipment	173,047	49,250	87,090	—	—	309,387

	180,687	75,086	95,079	—	—	350,852
Less accumulated depreciation and amortization	49,584	16,472	8,176	—	—	74,232

	131,103	58,614	86,903	—	—	276,620
Due from affiliates	113,221	—	—	53,270	(166,491)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	110,716	—	159,734	236,389	(506,839)	—
Goodwill	254,185	6,976	38,300	—	—	299,461
Intangibles and other assets	66,276	3,296	40,451	1,424	—	111,447

Total assets	$711,284	$173,842	$365,059	$293,458	$(713,712)	$829,931

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Balance Sheet
December 31, 2005
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities:
Revolving loan	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	2,904	—	—	—	—	2,904
Notes payable and capital lease obligations, current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—

Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Deferred income taxes	15,326	—	5,600	—	(2,375)	18,551
Redeemable preferred stock	—	—	—	32,337	—	32,337
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder's equity (deficit)	159,834	121,862	224,010	212,131	(506,839)	210,998

Total liabilities and stockholder's equity (deficit)	$711,284	$173,842	$365,059	$293,458	$(713,712)	$829,931

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$257,776	$10,188	$—	$—	$267,964
Equipment rental	—	69,941	2,167	—	300	72,408
Equipment sales	—	9,129	103	—	(1,867)	7,365
Intercompany revenue	11,063	61	—	—	(11,124)	—

Total revenues	11,063	336,907	12,458	—	(12,691)	347,737
Operating expenses:
Labor	—	213,651	9,179	—	(825)	222,005
Equipment rental	28,563	4,337	3,829	—	—	36,729
Equipment sales	—	7,330	87	—	(2,412)	5,005
Divisional operating expenses	333	15,021	464	—	—	15,818
Intercompany expenses	—	11,063	61	—	(11,124)	—

Total operating expenses	28,896	251,402	13,620	—	(14,361)	279,557

Gross profit	(17,833)	85,505	(1,162)	—	1,670	68,180
Selling and admin expenses	14,194	27,583	2,348	—	—	44,125

Operating income	(32,027)	57,922	(3,510)	—	1,670	24,055

Interest expense	27,816	28	—	4,874		32,718
Interest income	(239)	(3)	(25)	—	—	(267)
Intercompany interest	4,874	—	—	(4,874)	—	—
Equity in loss of subsidiaries	—	—	—	(6,048)	6,048	—

Income (loss) before provision for income tax	(64,478)	57,897	(3,485)	(6,048)	7,718	(8,396)
Provision (benefit) for income tax	(24,180)	22,290	(458)	—	—	(2,348)

Net income (loss)	$(40,298)	$35,607	$(3,027)	$(6,048)	$7,718	$(6,048)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$244,881	$15,944	$—	$—	$260,825
Equipment rental	—	63,388	2,947	—	—	66,335
Equipment sales	—	6,852	739	—	(797)	6,794
Intercompany revenue	19,083	95	—	—	(19,178)	—

Total revenues	19,083	315,216	19,630	—	(19,975)	333,954
Operating expenses:
Labor	—	205,524	14,449	—	(5,488)	214,485
Equipment rental	24,808	4,406	1,505	—	—	30,719
Equipment sales	—	5,512	635	—	(1,427)	4,720
Divisional operating expenses	137	16,327	562	—	—	17,026
Intercompany expenses	—	19,083	95	—	(19,178)	—

Total operating expenses	24,945	250,852	17,246	—	(26,093)	266,950

Gross profit	(5,862)	64,364	2,384	—	6,118	67,004
Selling and admin expenses	14,106	28,940	2,099	—	—	45,145
Non-cash compensation	233	—	—	—	—	233

Operating income	(20,201)	35,424	285	—	6,118	21,626
Interest expense	27,778	37	—	5,858		33,673
Interest income	(263)	—	(21)	—	—	(284)
Intercompany interest	5,858	—	—	(5,858)	—	—
Equity in loss of subsidiaries	—	—	—	8,379	(8,379)	—

Income (loss) before provision for income tax	(53,574)	35,387	306	(8,379)	14,497	(11,763)
Provision (benefit) for income tax	(16,898)	10,562	2,952	—	—	(3,384)

Net income (loss)	$(36,676)	$24,825	$(2,646)	$(8,379)	$14,497	$(8,379)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005
Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$283,988	$65,468	$—	$(70)	$349,386
Equipment rental	—	91,325	32,709	—	(16)	124,018
Equipment sales	—	11,271	8,316	—	(1,615)	17,972
Intercompany revenue	24,995	191	—	—	(25,186)	—

Total revenues	24,995	386,775	106,493	—	(26,887)	491,376
Operating expenses:
Labor	—	238,283	58,748	—	(4,792)	292,239
Equipment rental	19,838	12,385	12,709	—	—	44,932
Equipment sales	—	7,982	4,030	—	(2,171)	9,841
Divisional operating expenses	24	20,910	3,176	—	—	24,110
Intercompany expenses	—	24,995	191	—	(25,186)	—

Total operating expenses	19,862	304,555	78,854	—	(32,149)	371,122

Gross profit	5,133	82,220	27,639	—	5,262	120,254
Selling and admin expenses	25,989	38,012	16,533	—	—	80,534
Non-cash compensation	1,388	—	—	—	—	1,388

Operating income	(22,244)	44,208	11,106	—	5,262	38,332
Interest expense	34,190	84	11	6,518	—	40,803
Interest income	(235)	(2)	(15)	—	—	(252)
Intercompany interest	2,158	—	4,360	(6,518)	—	—
Loss on interest rate and foreign currency swaps	1,288	—	—	—	—	1,288
Foreign currency gain	(2,857)	112	33	—	—	(2,712)
Equity in loss of subsidiaries	—	—	—	3,403	(3,403)	—
Preferred stock dividend expense	—	—	—	2,338	—	2,338

Income (loss) before provision for income tax	(56,788)	44,014	6,717	(5,741)	8,665	(3,133)
Provision (benefit) for income tax	(17,746)	16,853	3,501	—	—	2,608

Net income (loss)	$(39,042)	$27,161	$3,216	$(5,741)	$8,665	$(5,741)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used for) provided by operating activities	$(30,133)	$66,527	$(97)	$—	$304	$36,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,681)	(1,995)	(245)	—	—	(11,921)
Proceeds from sales of property and equipment	1,773	—	—	—	—	1,773
Payments for acquisitions	—	—	—	—	—	—

Net cash used for investing activities	(7,908)	(1,995)	(245)	—	—	(10,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(6,287)	—	—	—	—	(6,287)
Exercise of stock options	—	—	—	—	—	—
Intercompany loans and advances	63,434	(64,532)	1,098	—	—	—
Payments on capital lease obligations	(1,883)	—	—	—	—	(1,883)

Net cash provided by (used for) financing activities	55,264	(64,532)	1,098	—	—	(8,170)

INCREASE IN CASH AND CASH EQUIVALENTS	17,223	—	756	—	304	18,283
CASH AND CASH EQUIVALENTS, beginning of period	3,931	—	1,480	—	(594)	4,817

CASH AND CASH EQUIVALENTS, end of period	$21,154	$—	$2,236	$—	$(290)	$23,100

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(32,908)	$59,751	$168	$—	$(163)	$26,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,197)	(3,097)	(798)	—	—	(14,092)
Proceeds from sales of property and equipment	2,384	—	—	—	—	2,384
Payments for acquisitions	(1,020)	—	—	—	—	(1,020)

Net cash used for investing activities	(8,833)	(3,097)	(798)	—	—	(12,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(21,098)	—	—	—	—	(21,098)
Exercise of stock options	(986)	—	—	—	—	(986)
Intercompany loans and advances	56,667	(56,586)	(81)	—	—	—
Payments on capital lease obligations	(660)	(68)	—	—	—	(728)

Net cash provided by (used for) financing activities	33,923	(56,654)	(81)	—	—	(22,812)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,818)	—	(711)	—	(163)	(8,692)
CASH AND CASH EQUIVALENTS, beginning of period	21,154	—	2,236	—	(290)	23,100

CASH AND CASH EQUIVALENTS, end of period	$13,336	$—	$1,525	$—	$(453)	$14,408

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(24,191)	$54,330	$(793)	$—	$184	$29,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,636)	(8,434)	(8,149)	—	—	(35,219)
Proceeds from sales of property and equipment	2,743	2,032	3,153	—	—	7,928
Payments for acquisitions	—	(67,451)	(149,816)	—	—	(217,267)

Net cash used for investing activities	(15,893)	(73,853)	(154,812)	—	—	(244,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	185,153	—	—	—	—	185,153
Proceeds from preferred stock	—	—	—	30,000	—	30,000
Investment in Brand Services, Inc.	29,400	—	—	(29,400)	—	—
Payments of long-term debt	(1,973)	—	—	—	—	(1,973)
Payments of deferred financing costs	(4,995)	—	—	(600)	—	(5,595)
Intercompany loans and advances	(180,239)	20,947	159,292	—	—	—
Payments on capital lease obligations	(243)	(133)	—	—	—	(376)

Net cash provided by (used for) financing activities	27,103	20,814	159,292	—	—	207,209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,981)	1,291	3,687	—	184	(7,819)
IMPACT OF CURRENCY ON CASH	—	—	(279)	—	—	(279)
CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$355	$1,291	$4,933	$—	$(269)	$6,310

INDEX TO EXHIBITS

Exhibit Number	Description
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
Date: November 2, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 2, 2006.

By:	/s/ PAUL T. WOOD Paul T. Wood Chief Executive Officer and President (Principal Executive Officer)
By:	/s/ ANTHONY A. RABB Anthony A. Rabb Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)
/s/ CHRISTOPHER C. BEHRENS Christopher C. Behrens Chairman
/s/ JOHN W. BRECKENRIDGE John W. Breckenridge Director
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein Director
/s/ DAVID R. HANG David R. Hang Director
/s/ JOHN HORTON John Horton Director
/s/ JEFFREY G. MARSHALL Jeffrey G. Marshall Director
/s/ DELBERT L. WILLIAMSON Delbert L. Williamson Director

QuickLinks

EXPLANATORY NOTE
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In thousands except share amounts) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (In thousands except share amounts) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (Continued) (In thousands except share amounts) Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands except share data)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Balance Sheet December 31, 2004 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Balance Sheet December 31, 2004 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Balance Sheet December 31, 2005 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Balance Sheet December 31, 2005 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Operations For the Year Ended December 31, 2003 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Operations For the Year Ended December 31, 2004 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005 Restated
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2003
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2004
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005
INDEX TO EXHIBITS
SIGNATURES