Form 10-Q/A
period 2006-03-31
Brand Energy & Infrastructure Services, Inc
filed 2006-11-02
CIK 1219808

Form 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the “Amendment”) amends and restates the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 12, 2006 (the “Original Filing”). Registrant has filed this Quarterly Report to correct errors in the accounting for scaffolding equipment transactions as more fully disclosed Managements' Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the Consolidated Financial Statements.

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certificates are attached as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Except for the restated information described above, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Income statements
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2006
	Restated

Revenues:
Labor	$77,324	$137,619
Equipment rental	18,870	48,434
Equipment sales	2,058	11,139
Total revenues	98,252	197,192
Operating expenses:
Labor	63,728	118,735
Equipment rental	6,329	13,825
Equipment sales	1,423	7,120
Divisional operating expenses	4,120	8,500
Total operating expenses	75,600	148,180
Gross profit	22,652	49,012
Selling and administrative expenses	13,097	28,860
Non-cash compensation	603	78
Operating income	8,952	20,074
Interest expense	8,418	12,360
Interest income	(99)	(176)
Foreign currency loss	—	151
Gain on interest rate and foreign currency rate swaps	—	(924)
Redeemable preferred stock dividend expense	—	1,455
Income before provision for income tax	633	7,208
Income tax provision	388	3,548
Net income	$245	$3,660

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

	December 31, 2005	March 31, 2006
		(unaudited)
	Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,310	$3,789
Trade accounts receivable, net of allowance for doubtful accounts of $6,364 in 2005 and $6,745 in 2006	117,207	129,680
Accrued revenue	6,292	16,790
Other current assets	12,594	15,315

Total current assets	142,403	165,574

PROPERTY AND EQUIPMENT:
Land	5,190	5,188
Buildings and leasehold improvements	6,278	6,388
Vehicles and other equipment	29,997	30,878
Scaffolding equipment	309,387	323,558

Total property and equipment, at cost	350,852	366,012
Less–Accumulated depreciation and amortization	74,232	83,482

Total property and equipment, net	276,620	282,530

GOODWILL	299,461	299,506

OTHER ASSETS AND INTANGIBLES	111,447	109,017

TOTAL ASSETS	$829,931	$856,627

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	March 31, 2006
		(unaudited)
	Restated
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$—	$13,500
Current maturities of long-term debt	2,904	2,903
Notes payable and capital lease obligations, current portion	370	356
Accounts payable and accrued expenses	79,585	84,678
Deferred revenue	3,034	3,263

Total current liabilities	85,893	104,700
LONG-TERM DEBT	481,694	482,692

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	458	411

REDEEMABLE PREFERRED STOCK	32,337	33,793

DEFERRED INCOME TAXES	18,551	20,570

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	225,833	225,911
Cumulative translation adjustment	7,248	6,973
Accumulated deficit	(22,083)	(18,423)
Total stockholder’s equity	210,998	214,461
Total liabilities and stockholder’s equity	$829,931	$856,627

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2006
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	245	3,660
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization	6,298	10,909
Deferred income taxes	388	2,019
Non-cash interest	1,949	2,357
Non-cash compensation	603	78
Redeemable preferred stock dividend expense	—	1,455
Gain on interest rate and foreign currency swaps	—	(924)
Foreign currency loss	—	151
Gain on sale of scaffolding equipment	(287)	(1,820)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(10,699)	(12,473)
Accrued revenue	(5,074)	(10,498)
Other current assets	1,976	(2,228)
Accounts payable and accrued expenses	10,249	5,524
Deferred revenue	146	229
Other	(33)	211
Net cash flows from (used in) operating activities	5,761	(1,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,750)	(16,478)
Proceeds from sales of property and equipment	515	3,081
Payments for acquisitions	—	(186)
Net cash flows used in investing activities	(7,235)	(13,583)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(262)	(730)
Short-term bank borrowings	—	13,500
Payments on capital lease obligations	(181)	(61)
Net cash flows from (used in) financing activities	(443)	12,709
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,917)	(2,224)

IMPACT OF FOREIGN CURRENCY ON CASH	—	(297)

CASH AND CASH EQUIVALENTS, beginning of period	14,408	6,310
CASH AND CASH EQUIVALENTS, end of period	$12,491	$3,789
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,903	$5,879
Income taxes paid	1,210	85

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

Notes to the Consolidated Condensed Financial Statements
(Unaudited)
(in thousands except share and per share amounts)

The financial statements included herein for the periods ended March 31, 2005 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company’s financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2005 and 2006. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on November 1, 2006.

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

The Company determined that the cause of the $14.0 million in non-existing scaffolding equipment assets was largely attributable to deficiencies in internal controls over two types of transactions: (i) the Company did not record all scrap and loss transactions that were recorded in its perpetual scaffolding equipment records in its general ledger and fixed asset system, and (ii) the Company did not perform periodic comprehensive reconciliations of its perpetual scaffolding equipment records to amounts recorded in its fixed asset system and other books and records. As of the date of the filing of the Company’s Form 10-K on April 11, 2006, the Company could not specifically identify the scaffolding equipment asset write-offs to distinct fiscal years with any certainty due to the number of transactions, passage of time since many of these transactions have occurred, and the deficiencies in the documentation and controls over these activities. Accordingly, the full amount of the scaffolding equipment asset write-offs was recorded as a non-cash charge in the fourth quarter of 2005.

In mid-2005, the Company began the construction of a “Data Warehouse” to consolidate Company data stored in various individual personal computers and servers at numerous Company and customer locations so that detailed analysis of that data could be performed on a Company-wide basis. During the second and third quarters of 2006, as part of the “Data Warehouse” project, the Company’s information technology department discovered archived data files that included historical perpetual inventory records.  One of the outcomes of that project was that the Company was able to determine that there was sufficient evidence to allow the Company to identify the $14.0 million scaffolding equipment write-off to distinct fiscal periods.

On September 22, 2006, the Company announced that it would re-examine its previously issued financial statements for fiscal 2005 and prior years to determine if it had properly accounted for a $14.0 million write-off of scaffolding equipment that it had recorded in the fourth quarter of fiscal 2005. On November 1, 2006, the Company concluded its review and determined that it must restate its previously issued financial statements for the years ended December 31, 2003, 2004 and 2005, and for the interim periods in fiscal 2005.

The principal impacts of the restatement were to change the timing of recognition of the non-cash write-offs of scaffolding equipment, to adjust depreciation expense as a result of the change in timing of scaffolding equipment write-offs, and to adjust the provision for deferred income taxes for these changes. Additionally, because a significant portion of the $14.0 scaffolding equipment write-off relates to periods prior to October 17, 2002 the restatement also resulted in an increase in goodwill of $6.9 million. Considering the restatement only impacted the timing of reporting non-cash expenses and deferred income taxes, the restatement did not result in a change in reported amounts for cash flows from operating activities, cash flows from investing activities and cash flows from financing activities in the related consolidated statements of cash flows, although the components of cash flows from operating activities were restated.

A summary of the effects of the restatement on the consolidated condensed balance sheets as of December 31, 2005 and March 31, 2006 are as follows:

	At December 31, 2005			At March 31, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated

Current Assets
Cash and cash equivalents	$6,310	—	$6,310	$3,789	—	$3,789
Trade accounts receivable, net	117,207	—	117,207	129,680	—	129,680
Accrued revenues	6,292	—	6,292	16,790	—	16,790
Other current assets	12,594	—	12,594	15,315	—	15,315
Total current assets	142,403	—	142,403	165,574	—	165,574

Property and equipment
Land	5,190	—	5,190	5,188	—	5,188
Buildings and leasehold improvements	6,278	—	6,278	6,388	—	6,388
Vehicles and other equipment	29,997	—	29,997	30,878	—	30,878
Scaffolding equipment	309,387	—	309,387	323,558	—	323,558
Total property and equipment at cost	350,852	—	350,852	366,012	—	366,012
Less - accumulated depreciation	74,232	—	74,232	83,482	—	83,482
Total property and equipment, net	276,620	—	276,620	282,530	—	282,530

Goodwill	292,601	6,860	299,461	292,646	6,860	299,506

Other assets and intangibles	111,447	—	111,447	109,017	—	109,017

Total assets	$823,071	6,860	$829,931	$849,767	6,860	$856,627

Current liabilities
Short-term bank borrowings	$—	—	$—	$13,500	—	$13,500
Current maturities of long-term debt	2,904	—	2,904	2,903	—	2,903
Current portion of notes payables	370	—	370	356	—	356
Accounts payable and accrued expenses	79,585	—	79,585	84,678	—	84,678
Deferred revenues	3,034	—	3,034	3,263	—	3,263
Total current liabilities	85,893	—	85,893	104,700	—	104,700

Long-term debt, less current maturities	481,694	—	481,694	482,692	—	482,692

Notes payable, less current maturities	458	—	458	411	—	411

Redeemable preferred stock	32,337	—	32,337	33,793	—	33,793

Deferred income taxes	18,556	(5)	18,551	20,575	(5)	20,570

Stockholder’s equity
Common stock	—	—	—	—	—	—
Paid-in capital	225,833	—	225,833	225,911	—	225,911
Cumulative translation adjustment	7,248	—	7,248	6,973	—	6,973
Accumulated deficit	(28,948)	6,865	(22,083)	(25,288)	6,865	(18,423)
Total stockholder’s equity	204,133	6,865	210,998	207,596	6,865	214,461

Total liabilities and stockholder's equity	$823,071	6,860	$829,931	$849,767	6,860	$856,627

A summary of the effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2005 is presented below:

	Quarter ended March 31, 2005
	As Reported	Adjustments	Restated

Revenue
Labor	$77,324	—	$77,324
Equipment rental	18,870	—	18,870
Equipment sales	2,058	—	2,058
Total revenues	98,252	—	98,252

Operating expenses
Labor	63,728	—	63,728
Equipment rental	6,600	(271)	6,329
Equipment sales	1,423	—	1,423
Divisional operating expenses	4,120	—	4,120
Total operating expenses	75,871	(271)	75,600

Gross profit	22,381	271	22,652

Selling and administrative exoenses	13,097	—	13,097
Non-cash compensation	603	—	603

Operating income	8,681	271	8,952

Interest expense	8,418	—	8,418
Interest income	(99)	—	(99)

Income (loss) before taxes	362	271	633

Provision (benefit) for income taxes	285	103	388

Net income (loss)	$77	168	$245

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

For the three months ended March 31, 2005 and 2006, depreciation expense was $5,153 and $9,081, respectively.

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

Goodwill and intangible assets with indefinite lives are not amortized but tested for impairment at the reporting unit level. SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment (referred as a component). A component of a segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that segment. Accordingly, the Company performs the impairment test on goodwill and intangible assets with indefinite lives at the operating segment for its Scaffolding Services business and its Forming and Shoring Services business. These impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill and intangible assets with indefinite lives may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. Management must make significant judgments and estimates about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income.

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

4.  New Accounting Standards

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

The acquisition was principally financed through borrowings under the Company’s amended and restated secured credit facility (Note 11) and through the issuance of the Company’s redeemable preferred stock (Note 12).

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

Three Months Ended March 31, 2005 Restated
Revenue	$163,196
Operating expense	116,024
Gross profit	47,172
Selling and administrative expenses	33,029
Non-cash compensation	603
Operating income	13,540
Interest expense	11,462
Interest (income)	(99)
Foreign currency transaction gain	228
Preferred stock dividend expense	1,399
Income before provision for taxes	550
Provision for income taxes	844
Net loss	(294)

6.  Other Current Assets

Other current assets consist of the following:

	December 31, 2005	March 31, 2006
Prepaid expenses	$4,708	$4,367
Inventory	7,487	9,767
Other	399	1,181
	$12,594	$15,315

7.  Allowance for Doubtful Accounts

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

8.  Goodwill

Goodwill represents the amount paid in connection with the Transaction and acquisitions in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgments about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the three months ended March 31, 2006 (as restated) are as follows:

Balance at December 31, 2005	$299,461
Goodwill acquired	186
Foreign currency translation	(141)
Balance at March 31, 2006	$299,506

Approximately $35.9 million of the goodwill recorded at March 31, 2006 is amortizable over 15 years for tax purposes.

9.  Other Assets and Intangibles

Other assets and intangibles consist of the following:

	December 31, 2005	March 31, 2006
Deferred financing costs, net of accumulated amortization of $4,608 in 2005 and $5,179 in 2006	$14,633	$14,062
Customer relationships	70,630	68,800
Trade names	25,566	25,559
Patents	281	276
Non-compete agreement	210	194
Other	127	126
	$111,447	$109,017

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

11.       Long-Term Debt

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

15.       Stock Based Employee Compensation

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

16.       Income Taxes

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

For the three months ended March 31, 2005 and 2006, income before provisions for income tax (as restated) was as follows:

	Three Months Ended March 31,
	2005	2006
	Restated
United States	$274	$2,567
Foreign	359	4,641
	$633	$7,208

The reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for income taxes for the three months ended March 31, 2005 and 2006 (as restated) follows:

	Three Months Ended March 31,
	2005	2006
	Restated
Statutory federal income taxes	$215	$2,450
State and local taxes, net of federal	25	245
Foreign tax rate differential	4	141
Preferred stock dividends expense	—	500
Interest expense disallowance	136	144
Other	8	68
Provision for income Taxes	$388	$3,548

17.       Comprehensive Income

For the three months ended March 31, 2005 and 2006, comprehensive income (loss) (as restated) was as follows:

	Three Months Ended Ended March 31,
	2005	2006
	Restated
Net income	$245	$3,660
Impact of foreign currency translation, net of tax	(211)	(275)
Comprehensive income (loss)	$34	$3,385

18.       Information by Segment and Geographic Area

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

Information by segment is as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	Revenues	Operating Income	Revenues	Operating Income
		Restated
Work access services	$98,252	$8,952	$172,990	$16,450
Concrete forming and shoring services	—	—	24,202	3,624
	$98,252	$8,952	$197,192	$20,074

	Total Assets		Depreciation and Amortization Expense
	As of December 31, 2005	As of March 31, 2006	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
	Restated		Restated
Work access services	$732,496	$754,262	$6,298	$9,353
Concrete forming and shoring services	97,435	102,365	—	1,556
	$829,931	$856,627	$6,298	$10,909

	Capital Expenditures
	Three Months Ended March 31,
	2005	2006
Work access services	$7,750	$9,272
Concrete forming and shoring services	—	7,206
	$7,750	$16,478

The table below reconciles segment operating income to consolidated pretax income for the three months ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
	Restated
Segment operating income	$8,952	$20,074
Interest expense	8,418	12,360
Interest income	(99)	(176)
Gain on interest rate and foreign currency swaps	—	(924)
Foreign currency transaction gain	—	151
Preferred stock dividend expense	—	1,455
Consolidated pretax income	$633	$7,208

Information by geographic areas is as follows:

	Revenues Derived From Unaffiliated Customers		Net Property, Plant and Equipment
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	As of December 31, 2005	As of March 31, 2006
United States	$92,871	$126,034	$189,717	$196,740
Foreign	5,381	71,158	86,903	85,790
	$98,252	$197,192	$276,620	$282,530

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

Restated

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,904	—	$—	$—	$—	$2,904
Notes payable and capital lease obligations, current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—
Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Redeemable preferred stock	—	—	—	32,337	—	32,337
Deferred income taxes	15,326	—	5,600	—	(2,375)	18,551
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder’s equity	159,834	121,862	224,010	212,131	(506,839)	210,998
Total liabilities and stockholder’s equity	$711,284	$173,842	$365,059	$293,458	$(713,712)	$828,931

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

Restated

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$612	$1,160	$2,257	$—	$(240)	$3,789
Trade accounts receivable	—	94,606	35,074	—	—	129,680
Accrued revenue	—	11,301	5,489	—	—	16,790
Other current assets	3,983	7,609	3,723	—	—	15,315
Due from affiliates	29,689	11,579	3,931	—	(45,199)	—
Total current assets	34,284	126,255	50,474	—	(45,439)	165,574
Property and Equipment:
Land	—	2,261	2,927	—	—	5,188
Buildings and leasehold improvements	38	4,166	2,184	—	—	6,388
Vehicles and other equipment	7,954	19,835	3,089	—	—	30,878
Scaffolding equipment	187,895	47,067	88,596	—	—	323,558
Total property and equipment, at cost	195,887	73,329	96,796	—	—	366,012
Less accumulated depreciation and amortization	53,961	18,515	11,006	—	—	83,482
Total property and equipment, net	141,926	54,814	85,790	—	—	282,530
Due from affiliates	113,103	—	—	55,006	(168,109)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	111,177	—	159,568	240,174	(510,919)	—
Goodwill	254,185	6,976	38,345	—	—	299,506
Intangibles and other assets	64,599	3,293	39,733	1,392	—	109,017
Total assets	$719,274	$191,338	$373,910	$298,947	$(726,842)	$856,627

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

Restated

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Revolving loan	$13,500	$—	$—	$—	$—	$13,500
Current maturities of long-term debt	2,903	—	—	—	—	2,903
Notes payable and capital lease obligations, current portion	100	256	—	—	—	356
Accounts payable and accrued expenses	40,689	19,973	24,256	—	(240)	84,678
Deferred revenue	—	2,626	637	—	—	3,263
Due to affiliates	4,956	38,246	1,997	—	(45,199)	—
Total current liabilities	62,148	61,101	26,890	—	(45,439)	104,700
Long-term debt	431,999	—	—	50,693	—	482,692
Notes payable and capital lease obligations	263	148	—	—	—	411
Redeemable Preferred Stock	—	—	—	33,793	—	33,793
Deferred income taxes	17,322	—	5,623	—	(2,375)	20,570
Due to affiliates	55,006	—	113,103	—	(168,109)	—

Total stockholder’s equity	152,536	130,089	228,294	214,461	(510,919)	214,461
Total liabilities and stockholder’s equity	$719,274	$191,338	$373,910	$298,947	$(726,842)	$856,627

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

Restated

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$72,876	$4,448	$—	$—	$77,324
Equipment rental	—	18,016	854	—	—	18,870
Equipment sales	—	2,599	79	—	(620)	2,058
Intercompany revenue	5,495	30	—	—	(5,525)	—
Total revenues	5,495	93,521	5,381	—	(6,145)	98,252
Operating expenses:
Labor	—	60,898	4,054	—	(1,224)	63,728
Equipment rental	4,497	1,452	380	—	—	6,329
Equipment sales	—	2,169	47	—	(793)	1,423
Divisional operating expenses	19	3,949	152	—	—	4,120
Intercompany operating expenses	—	5,495	30	—	(5,525)	—
Total operating expenses	4,516	73,963	4,663	—	(7,542)	75,600
Gross profit	979	19,558	718	—	1,397	22,652
Selling and administrative expenses	5,620	7,112	365	—	—	13,097
Non-cash compensation	603	—	—	—	—	603
Operating income (loss)	(5,244)	12,446	353	—	1,397	8,952
Interest expense	6,902	1	—	1,515	—	8,418
Interest income	(93)	—	(6)	—	—	(99)
Intercompany interest	1,515	—	—	(1,515)	—	—
Equity in loss (income) of subsidiaries	—	—	—	(245)	245	—
Income (loss) before provision for income tax	(13,568)	12,445	359	245	1,152	633
Provision (benefit) for income tax	(4,375)	4,636	127	—	—	388

Net income (loss)	$(9,193)	$7,809	$232	$245	$1,152	$245

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$89,012	$48,607	$—	$—	$137,619
Equipment rental	—	32,499	15,935	—	—	48,434
Equipment sales	—	4,590	6,616	—	(67)	11,139
Intercompany revenue	8,540	4	—	—	(8,544)	—
Total revenues	8,540	126,105	71,158	—	(8,611)	197,192
Operating expenses:
Labor	—	76,143	43,887	—	(1,295)	118,735
Equipment rental	5,018	4,886	3,921	—	—	13,825
Equipment sales	—	3,102	4,294	—	(276)	7,120
Divisional operating expenses	6	6,779	1,715	—	—	8,500
Intercompany operating expenses	4	8,538	2	—	(8,544)	—
Total operating expenses	5,028	99,448	53,819	—	(10,115)	148,180
Gross profit	3,512	26,657	17,339	—	1,504	49,012
Selling and administrative expenses	6,760	12,188	9,912	—	—	28,860
Non-cash compensation	78	—	—	—	—	78
Operating income (loss)	(3,326)	14,469	7,427	—	1,504	20,074
Interest expense	10,614	1	9	1,736	—	12,360
Interest income	(156)	(9)	(11)	—	—	(176)
Intercompany interest	(861)	—	2,597	(1,736)	—	—
Foreign currency loss	14	(54)	191	—	—	151
Gain on interest rate and foreign currency rate swaps	(924)	—	—	—	—	(924)
Redeemable preferred stock dividend expense	—	—	—	1,455	—	1,455
Equity in loss (income) of subsidiaries	—	—	—	(5,115)	5,115	—
Income (loss) before provision for income tax	(12,013)	14,531	4,641	3,660	(3,611)	7,208
Provision (benefit) for income tax	(3,417)	5,564	1,401	—	—	3,548

Net income (loss)	$(8,596)	$8,967	$3,240	$3,660	$(3,611)	$3,660

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$5,339	$502	$(268)	$—	$188	$5,761

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(6,921)	(486)	(343)	—	—	(7,750)
Proceeds from sales of property and equipment	515	—	—	—	—	515
Payments for acquisitions	—	—	—	—	—	—
Net cash used for investing activities	(6,406)	(486)	(343)	—	—	(7,235)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(262)	—	—	—	—	(262)
Short-term bank borrowings	—	—	—	—	—	—
Payments on capital lease obligations	(165)	(16)	—	—	—	(181)
Net cash used for financing activities	(427)	(16)	—	—	—	(443)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,494)	—	(611)	—	188	(1,917)

CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$11,842	$—	$914	$—	$(265)	$12,491

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc.
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used for) operating activities	$(5,102)	$2,919	$914	$—	$29	$(1,240)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(7,779)	(4,493)	(4,206)	—	—	(16,478)
Proceeds from sales of property and equipment	664	1,504	913	—	—	3,081
Payments for acquisitions	(296)	—	—	—	—	(296)
Net cash used for investing activities	(7,411)	(2,989)	(3,293)	—	—	(13,693)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments of long-term debt	(730)	—	—	—	—	(730)
Short-term bank borrowings	13,500	—	—	—	—	13,500
Payments on capital lease obligations	—	(61)	—	—	—	(61)
Net cash provided by/(used for) financing activities	12,770	(61)	—	—	—	12,709

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257	(131)	(2,379)	—	29	(2,224)

IMPACT OF CURRENCY ON CASH	—	—	(297)	—	—	(297)

CASH AND CASH EQUIVALENTS, beginning of period	355	1,291	4,933	—	(269)	6,310

CASH AND CASH EQUIVALENTS, end of period	$612	$1,160	$2,257	$—	$(240)	$3,789

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

Restatement of Previously Issued Financial Statements

In the fourth quarter of 2005, we initiatedy a physical inventory of our scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment assets that no longer physically existed.

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

In mid-2005, we began the construction of a “Data Warehouse” to consolidate our data stored in various individual personal computers and servers at numerous Company and customer locations so that detailed analysis of that data could be performed on a company-wide basis.  During the second and third quarters of 2006, as part of the “Data Warehouse” project, our information technology department discovered archived data files that included historical perpetual inventory records.  One of the outcomes of that project was that we were able to determine that there was sufficient evidence to allow us to identify the $14.0 million scaffolding equipment write-off to distinct fiscal periods.

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

A summary of the effects of the restatement on our consolidated balance sheet and consolidated statements of operations are included in note 2 to our financial statements.

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

Gross Profit. Gross profit for the three months ended March 31, 2006 was $49.0 million or 24.9% of revenues compared to 2005 gross profit of $22.7 million or 23.1% of revenues. The acquisition of Aluma accounted for $22.9 million of this increase.

Gross profit on labor services for the three months ended March 31, 2006 increased 38.9% to $18.9 million or 13.7% of labor revenues as compared to the three months ended March 31, 2005 gross profit on labor services, which was $13.6 million or 17.6% of labor revenues. The acquisition of Aluma accounted for $4.9 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 176.0% to $34.6 million in 2006 or 71.5% of equipment revenues as compared to 2005 gross profit on equipment rentals of $12.6 million or 66.5% of equipment rental revenues. The acquisition of Aluma accounted for $18.2 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 22.8% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 3.3% between years. Divisional operating costs increased 106.3% to $8.5 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $4.1 million or 4.2% of total revenues. The acquisition of Aluma accounted for $3.5 million of the increases in divisional operating costs.

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

Operating Income. As a result of the factors discussed above, operating income increased by $11.1 million to $20.1 million for the three months ended March 31, 2006 from $9.0 million for the three months ended March 31, 2005.

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

Provision for Taxes. For the three months ended March 31, 2006, the provision for income taxes was recorded at an effective rate of 49.2% versus an effective tax rate of 61.3% for the three months ended March 31, 2005. The primary reason for the decrease in the effective tax rate is that pretax income increased from $0.6 million for the three months ended March 31, 2005 to $7.2 million for the three months ended March 31, 2006. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in Note 15 to our consolidated financial statements.

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

A summary of the sources and uses of cash for the three months ended March 31, 2005 and 2006 follows:

	Three Months Ended March 31,
	2005	2006
Net cash provided by (used for):
Operating activities	$5,761	$(1,350)
Investing activities	(7,235)	(13,583)
Financing activities	(443)	12,709

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

ITEM 4. CONTROLS AND PROCEDURES

As discussed in Note 2 to our consolidated financial statements for the year ended December 31, 2005 contained in our Form 10-K/A for the year ended December 31, 2005, we initiated a physical inventory of our scaffolding equipment  in November 2005 and reconciled the results of the physical inventory to the amounts recorded in our books and records. As a result, we identified $14.0 million of scaffolding equipment that could no longer be physically located. Management believes that these scaffolding assets were most likely lost, stolen, scrapped or installed at a client site, in each case without having been properly recorded in our books and records.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Date: November 2, 2006	/s/ Paul T. Wood
Paul T. Wood
Chief Executive Officer and President

Date: November 2, 2006	/s/ Anthony A. Rabb
Anthony A. Rabb
Chief Financial Officer and
Vice President, Finance