Form 10-Q/A
period 2006-06-30
Brand Energy & Infrastructure Services, Inc
filed 2006-11-02
CIK 1219808

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (the "Amendment") amends and restates the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 11, 2006 (the "Original Filing"). Registrant has filed this Quarterly Report to correct errors in the accounting for scaffolding equipment transactions as more fully disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(In thousands)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005 Restated	2006	2005 Restated	2006
Revenues:
Labor	$71,346	$142,533	$148,670	$280,152
Equipment rental	19,225	51,164	38,095	99,598
Equipment sales	2,523	10,946	4,581	22,085
Total revenues	93,094	204,643	191,346	401,835
Operating expenses:
Labor	58,474	121,930	122,202	240,665
Equipment rental	7,085	15,033	13,414	28,858
Equipment sales	1,681	6,443	3,104	13,563
Divisional operating expenses	4,442	8,793	8,562	17,293
Total operating expenses	71,682	152,199	147,282	300,379
Gross profit	21,412	52,444	44,064	101,456
Selling and administrative expenses	15,584	31,443	28,681	60,303
Non-cash compensation	84	135	687	213
Operating income	5,744	20,866	14,696	40,940
Interest expense	8,626	13,583	17,044	25,943
Interest income	(60)	—	(159)	(176)
Foreign currency transaction gain	—	(2,607)	—	(2,456)
Loss on interest rate and foreign currency swaps	—	3,613	—	2,689
Redeemable preferred stock dividend expense	—	1,521	—	2,976
Income (loss) before income taxes	(2,822)	4,756	(2,189)	11,964
Income tax expense (benefit)	(606)	2,706	(218)	6,254
Net income (loss)	$(2,216)	$2,050	$(1,971)	$5,710

The accompanying notes to the consolidated financial statements are an integral part of the consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	June 30, 2006 (unaudited)
	Restated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,310	$6,304
Trade accounts receivable, net of allowance for doubtful accounts of $6,364 in 2005 and $9,287 in 2006	117,207	137,741
Accrued revenue	6,292	13,952
Other current assets	12,594	18,589

Total current assets	142,403	176,586

PROPERTY AND EQUIPMENT:
Land	5,190	4,708
Buildings and leasehold improvements	6,278	6,684
Vehicles and other equipment	29,997	31,711
Scaffolding equipment	309,387	345,976

Total property and equipment, at cost	350,852	389,079

Less—Accumulated depreciation and amortization	74,232	93,271

Total property and equipment, net	276,620	295,808

GOODWILL	299,461	301,669

OTHER ASSETS AND INTANGIBLES	111,447	111,247

TOTAL ASSETS	$829,931	$885,310

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	June 30, 2006 (unaudited)
	Restated
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Short-term bank borrowings	$—	$20,125
Current maturities of long-term debt	2,904	2,931
Notes payable and capital lease obligations, current portion	370	328
Accounts payable and accrued expenses	79,585	92,306
Deferred revenue	3,034	3,497

Total current liabilities	85,893	119,187

LONG-TERM DEBT	481,694	486,614

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS	458	312

REDEEMABLE PREFERRED STOCK	32,337	35,313

DEFERRED INCOME TAXES	18,551	24,277

STOCKHOLDER’S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	225,833	226,047
Cumulative translation adjustment	7,248	9,933
Accumulated deficit	(22,083)	(16,373)

Total stockholder’s equity	210,998	219,607
Total liabilities and stockholder’s equity	$829,931	$885,310

The accompanying notes to the consolidated financial statements are an integral part of the consolidated balance sheets.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005 Restated	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,971)	$5,710
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,456	21,702
Deferred income taxes	(298)	5,726
Non-cash interest	3,986	4,708
Non-cash compensation	686	213
Redeemable preferred stock dividend expense	—	2,976
Loss on interest rate and foreign currency swaps	—	2,689
Foreign currency transaction gain	—	(2,456)
Gain on sale of used rental equipment	(922)	(5,939)
Scaffolding write-off	514	516
Changes in operating assets and liabilities:
Trade accounts receivable, net	(9,695)	(20,534)
Accrued revenue	(4,614)	(7,660)
Other current assets	56	(5,018)
Accounts payable and accrued expenses	6,173	7,292
Deferred revenue	119	463
Other	(21)	935
Net cash flows from operating activities	6,469	11,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,425)	(37,093)
Proceeds from sales of used rental equipment	1,529	8,358
Payments for acquisitions	—	(254)
Net cash flows used in investing activities	(10,896)	(28,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(523)	(1,464)
Short-term bank borrowings	—	20,125
Payments of deferred financing fees	—	(929)
Payments on capital lease obligations	(298)	(188)
Net cash flows from (used in) financing activities	(821)	17,544
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,248)	(122)

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	116

CASH AND CASH EQUIVALENTS, beginning of period	14,408	6,310
CASH AND CASH EQUIVALENTS, end of period	$9,160	$6,304

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005 Restated	2006
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$12,994	$20,316
Income taxes paid	1,477	921

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

2.              Restatement Of Previously Issued Financial Statements

In the fourth quarter of 2005, the Company initiated a physical inventory of its scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in its books and records. As a result, the Company identified $14.0 million of scaffolding equipment assets that no longer physically existed.

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

The principal impacts of the restatement were to change the timing of recognition of the non-cash write-offs of scaffolding equipment, to adjust depreciation expense as a result of the change in timing of scaffolding equipment write-offs, and to adjust the provision for deferred income taxes for these changes. Additionally, because a significant portion of the $14.0 scaffolding equipment write-off relates to periods prior to October 17, 2002 (the date of formation of the Company), these restatements also resulted in an increase in goodwill of $6.9 million. Considering the restatement only impacted the timing of reporting non-cash expenses and deferred income taxes, the restatement did not result in a change in reported amounts for cash flows from operating activities, cash flows from investing activities and cash flows from financing activities in the related consolidated statements of cash flows, although the components of cash flows from operating activities were restated.

A summary of the effects of the restatement on the consolidated condensed balance sheets as of December 31, 2005 and June 30, 2006 are as follows:

	At December 31, 2005			At June 30, 2006
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current Assets
Cash and cash equivalents	$6,310	—	$6,310	$6,304	—	$6,304
Trade accounts receivable, net	117,207	—	117,207	137,741	—	137,741
Accrued revenues	6,292	—	6,292	13,952	—	13,952
Other current assets	12,594	—	12,594	18,589	—	18,589
Total current assets	142,403	—	142,403	176,586	—	176,586

Property and equipment
Land	5,190	—	5,190	4,708	—	4,708
Buildings and leasehold improvements	6,278	—	6,278	6,684	—	6,684
Vehicles and other equipment	29,997	—	29,997	31,711	—	31,711
Scaffolding equipment	309,387	—	309,387	345,976	—	345,976
Total property and equipment at cost	350,852	—	350,852	389,079	—	389,079
Less—accumulated depreciation	74,232	—	74,232	93,271	—	93,271
Total property and equipment, net	276,620	—	276,620	295,808	—	295,808

Goodwill	292,601	6,860	299,461	294,809	6,860	301,669

Other assets and intangibles	111,447	—	111,447	111,247	—	111,247

Total assets	$823,071	6,860	$829,931	$878,450	6,860	$885,310

Current liabilities
Short-term bank borrowings	$—	—	$—	$20,125	—	20,125
Current maturities of long-term debt	2,904	—	2,904	2,931	—	2,931
Current portion of notes payables	370	—	370	328	—	328
Accounts payable and accrued expenses	79,585	—	79,585	92,306	—	92,306
Deferred revenues	3,034	—	3,034	3,497	—	3,497
Total current liabilities	85,893	—	85,893	119,187	—	119,187

Long-term debt, less current maturities	481,694	—	481,694	486,614	—	486,614

Notes payable, less current maturities	458	—	458	312	—	312

Redeemable preferred stock	32,337	—	32,337	35,313	—	35,313

Deferred income taxes	18,556	(5)	18,551	24,282	(5)	24,277

Stockholder's equity
Common stock	—	—	—	—	—	—
Paid-in capital	225,833	—	225,833	226,047	—	226,047
Cumulative translation adjustment	7,248	—	7,248	9,933	—	9,933
Accumulated deficit	(28,948)	6,865	(22,083)	(23,238)	6,865	(16,373)
Total stockholder's equity	204,133	6,865	210,998	212,742	6,865	219,607

Total liabilities and stockholder’s equity	$823,071	6,860	$829,931	$878,450	6,860	$885,310

A summary of the effects of the restatement on the consolidated condensed statements of operations for the three and six months ended June 30, 2005 are presented below:

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenue
Labor	$71,346	—	$71,346	$148,670	—	$148,670
Equipment rental	19,225	—	19,225	38,095	—	38,095
Equipment sales	2,523	—	2,523	4,581	—	4,581
Total revenues	93,094	—	93,094	191,346	—	191,346

Operating expenses
Labor	58,474	—	58,474	122,202	—	122,202
Equipment rental	7,356	(271)	7,085	13,956	(542)	13,414
Scaffolding equipment write-off	—	—	—	—	—	—
Equipment sales	1,681	—	1,681	3,104	—	3,104
Divisional operating expenses	4,442	—	4,442	8,562	—	8,562
Total operating expenses	71,953	(271)	71,682	147,824	(542)	147,282

Gross profit	21,141	271	21,412	43,522	542	44,064

Selling and administrative expenses	15,584	—	15,584	28,681	—	28,681
Non-cash compensation	84	—	84	687	—	687
Transaction expenses	—	—	—	—	—	—

Operating income	5,473	271	5,744	14,154	542	14,696

Interest expense	8,626	—	8,626	17,044	—	17,044
Interest income	(60)	—	(60)	(159)	—	(159)
Foreign currency (gain) loss	—	—	—	—	—	—
Loss on interest rate and currency swaps	—	—	—	—	—	—
Redeemable preferred stock dividend expense	—	—	—	—	—	—

Income (loss) before taxes	(3,093)	271	(2,822)	(2,731)	542	(2,189)

Provision (benefit) for income taxes	(709)	103	(606)	(424)	206	(218)

Net income (loss)	$(2,384)	168	$(2,216)	$(2,307)	336	$(1,971)

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

For the six months ended June 30, 2005 and 2006, depreciation expense was $10,167 and $18,033, respectively.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	Restated	Restated
Revenue	$154,605	$317,801
Operating expense	114,006	230,030
Gross profit	40,599	87,771
Selling and administrative expenses	31,045	64,074
Non-cash compensation	84	687
Operating income	9,470	23,010
Interest expense	11,664	23,126
Interest (income)	(60)	(159)
Foreign currency transaction loss	704	932
Preferred stock dividend expense	1,394	2,793
Loss before income taxes	(4,232)	(3,682)
Income tax expense (benefit)	(641)	203
Net loss	(3,591)	(3,885)

6.              Other Current Assets

Other current assets consist of the following:

	December 31, 2005	June 30, 2006
Prepaid expenses	$4,708	$5,114
Inventory	7,487	11,835
Other	399	1,640
	$12,594	$18,589

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

8.              Goodwill

Goodwill represents the amount paid in connection with the Transaction and acquisitions in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgments about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the six months ended June 30, 2006 (as restated) are as follows:

Balance at December 31, 2005	$299,461
Goodwill acquired	254
Reclassification	674
Foreign currency translation	1,280
Balance at June 30, 2006	$301,669

Approximately $37.5 million of the goodwill recorded at June 30, 2006 is amortizable over 15 years for tax purposes.

9.              Other Assets and Intangibles

Other assets and intangibles consist of the following:

	December 31, 2005	June 30, 2006
Deferred financing costs, net of accumulated amortization of $4,608 in 2005 and $5,643 in 2006	$14,633	$14,526
Customer relationships	70,630	68,399
Trade names	25,566	25,975
Patents	281	279
Non-compete agreement	210	179
Pre-paid IPO expenses	—	1,763
Other	127	126
	$111,447	$111,247

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

11.       Long-Term Debt

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

For the three and six months ended June 30, 2005 and 2006, income before provision for income taxes (as restated) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	Restated		Restated
United States	$(3,844)	$(871)	$(3,570)	$2,752
Foreign	1,022	5,627	1,381	9,212
	$(2,822)	$4,756	$(2,189)	$11,964

The reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for income taxes for the three and six months ended June 30, 2005 and 2006 (as restated) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	Restated		Restated
Statutory federal income taxes	$(960)	$1,617	$(745)	$4,068
State and local taxes, net of federal	(64)	61	(39)	306
Foreign tax rate differential	(4)	212	—	353
Preferred stock dividends expense	—	522	—	1,022
Interest expense disallowance	144	153	280	297
Other	278	141	286	208
Provision for income Taxes	$(606)	$2,706	$(218)	$6,254

17.       Comprehensive Income (Loss)

For the three and six months ended June 30, 2005 and 2006, comprehensive income (loss) (as restated) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	Restated		Restated
Net income (loss)	$(2,216)	$2,050	$(1,971)	$5,710
Impact of foreign currency translation	(137)	2,960	(348)	2,685
Comprehensive income (loss)	$(2,353)	$5,010	$(2,319)	$8,395

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

Information by segment is as follows:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006
	Revenues	Operating Income	Revenues	Operating Income
		Restated
Work access services	$191,346	$14,696	$349,204	$31,817
Concrete forming and shoring services	—	—	52,631	9,123
	$191,346	$14,696	$401,835	$40,940

	As of	As of	Six Months Ended
	December 31, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	Total Assets		Depreciation and Amortization Expense
	Restated		Restated
Work access services	$732,496	$773,105	$12,456	$16,162
Concrete forming and shoring services	97,435	112,205	—	5,540
	$829,931	$885,310	$12,456	$21,702

	Capital Expenditures Six Months Ended June 30,
	2005	2006
Work access services	$12,425	$19,745
Concrete forming and shoring services	—	17,348
	$12,425	$37,093

The table below reconciles segment operating income to consolidated pretax income (loss) for the six months ended June 30, 2005 and 2006:

	Six Months Ended June 30,
	2005	2006
	Restated
Segment operating income	$14,696	$40,940
Interest expense	17,044	25,943
Interest income	(159)	(176)
Loss on interest rate and foreign currency swaps	—	2,689
Foreign currency transaction gain	—	(2,456)
Redeemable preferred stock dividend expense	—	2,976
Consolidated pretax income (loss)	$(2,189)	$11,964

Information by geographic areas is as follows:

	Six Months Ended		As of	As of
	June 30, 2005	June 30, 2006	December 31, 2005	June 30, 2006
	Revenues Derived From Unaffiliated Customers		Net Property, Plant and Equipment
United States	$178,071	$254,020	$189,717	$201,293
Foreign	13,275	147,815	86,903	94,515
	$191,346	$401,835	$276,620	$295,808

19.       Subsequent Event

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

20.       Supplemental Consolidating Information

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

(Restated)

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005 (CONTINUED)

(Restated)

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,904	—	$—	$—	$—	$2,904
Notes payable and capitallease obligations,current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—
Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893
Long-term debt	432,704	—	—	48,990	—	481,694
Notes payable and capital lease obligations	258	200	—	—	—	458
Redeemable preferred stock	—	—	—	32,337	—	32,337
Deferred income taxes	15,326	—	5,600	—	(2,375)	18,551
Due to affiliates	53,270	—	113,221	—	(166,491)	—
Total stockholder’s equity	159,834	121,862	224,010	212,131	(506,839)	210,998
Total liabilities and stockholder’s equity	$711,284	$173,842	$365,059	$293,458	$(713,712)	$829,931

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Restated)

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$156	$—	$6,265	$—	$(117)	$6,304
Trade accounts receivable	—	94,089	43,652	—	—	137,741
Accrued revenue	—	9,135	4,817	—	—	13,952
Other current assets	4,404	9,271	4,914	—	—	18,589
Due from affiliates	21,204	12,844	1,732	—	(35,780)	—
Total current assets	25,764	125,339	61,380	—	(35,897)	176,586
Property and Equipment:
Land	25	1,620	3,063	—	—	4,708
Buildings and leasehold improvements	129	4,079	2,476	—	—	6,684
Vehicles and other equipment	8,151	19,910	3,650	—	—	31,711
Scaffolding equipment	194,368	52,312	99,296	—	—	345,976
Total property and equipment, at cost	202,673	77,921	108,485	—	—	389,079
Less accumulated depreciation and amortization	59,149	20,152	13,970	—	—	93,271
Total property and equipment, net	143,524	57,769	94,515	—	—	295,808
Due from affiliates	118,389	—	—	56,841	(175,230)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	111,286	—	167,025	246,841	(525,152)	—
Goodwill	254,185	6,976	40,508	—	—	301,669
Intangibles and other assets	65,719	3,290	40,877	1,361	—	111,247
Total assets	$718,867	$193,374	$404,305	$307,418	$(738,654)	$885,310

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Restated)

Liabilities and Stockholder’s Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Revolving loan	$20,125	$—	$—	$—	$—	$20,125
Current maturities of long-term debt	2,931	—	—	—	—	2,931
Notes payable and capital lease obligations, current portion	100	228	—	—	—	328
Accounts payable and accrued expenses	46,154	21,477	24,792	—	(117)	92,306
Deferred revenue	—	2,830	667	—	—	3,497
Due to affiliates	—	27,406	8,374	—	(35,780)	—
Total current liabilities	69,310	51,941	33,833	—	(35,897)	119,187
Long-term debt	434,116	—	—	52,498	—	486,614
Notes payable and capital lease obligations	169	143	—	—	—	312
Redeemable Preferred Stock	—	—	—	35,313	—	35,313
Deferred income taxes	17,688	—	8,964	—	(2,375)	24,277
Due to affiliates	56,842	—	118,388	—	(175,230)	—
Total stockholder’s equity	140,742	141,290	243,120	219,607	(525,152)	219,607
Total liabilities and stockholder’s equity	$718,867	$193,374	$404,305	$307,418	$(738,654)	$885,310

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(Restated)

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$64,829	$6,517	$—	$—	$71,346
Equipment rental	—	18,065	1,160	—	—	19,225
Equipment sales	—	2,592	217	—	(286)	2,523
Intercompany revenue	6,468	48	—	—	(6,516)	—
Total revenues	6,468	85,534	7,894	—	(6,802)	93,094
Operating expenses:
Labor	—	53,423	5,808	—	(757)	58,474
Equipment rental	4,923	1,699	463	—	—	7,085
Equipment sales	—	1,900	31	—	(250)	1,681
Divisional operating expenses	(13)	4,285	170	—	—	4,442
Intercompany operating expenses	—	6,468	48	—	(6,516)	—
Total operating expenses	4,910	67,775	6,520	—	(7,523)	71,682
Gross profit	1,558	17,759	1,374	—	721	21,412
Selling and administrative expenses	8,077	7,156	351	—	—	15,584
Non-cash compensation	84	—	—	—	—	84
Operating income (loss)	(6,603)	10,603	1,023	—	721	5,744
Interest expense	6,980	38	5	1,603	—	8,626
Interest income	(55)	(1)	(4)	—	—	(60)
Intercompany interest	1,603	—	—	(1,603)	—	—
Equity in loss (income) of subsidiaries	—	—	—	2,216	(2,216)	—
Income (loss) before for income taxes	(15,131)	10,566	1,022	(2,216)	2,937	(2,822)
Income tax expense (benefit)	(4,897)	3,936	355	—	—	(606)
Net income (loss)	$(10,234)	$6,630	$667	$(2,216)	$2,937	$(2,216)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$92,020	$51,141	$—	$(628)	$142,533
Equipment rental	—	32,770	18,394	—	—	51,164
Equipment sales	—	4,131	7,122	—	(307)	10,946
Intercompany revenue	7,979	(4)	—	—	(7,975)	—
Total revenues	7,979	128,917	76,657	—	(8,910)	204,643
Operating expenses:
Labor	—	77,618	45,936	—	(1,624)	121,930
Equipment rental	5,245	4,749	5,039	—	—	15,033
Equipment sales	—	2,588	4,407	—	(552)	6,443
Divisional operating expenses	14	6,962	1,817	—	—	8,793
Intercompany operating expenses	(4)	7,977	2	—	(7,975)	—
Total operating expenses	5,255	99,894	57,201	—	(10,151)	152,199
Gross profit	2,724	29,023	19,456	—	1,241	52,444
Selling and administrative expenses	9,440	11,666	10,337	—	—	31,443
Non-cash compensation	135	—	—	—	—	135
Operating income (loss)	(6,851)	17,357	9,119	—	1,241	20,866
Interest expense	11,747	—	—	1,836	—	13,583
Interest income	—	—	—	—	—	—
Intercompany interest	(836)	—	2,672	(1,836)	—	—
Foreign currencytransaction (gain) loss	(2,902)	338	(43)	—	—	(2,607)
Gain on interest rate and foreign currency rate swaps	3,613	—	—	—	—	3,613
Redeemable preferred stock dividend expense	—	—	—	1,521	—	1,521
Equity in loss (income) of subsidiaries	—	—	—	(3,571)	3,571	—
Income (loss) before income taxes	(18,473)	17,019	6,490	2,050	(2,330)	4,756
Income tax expense (benefit)	(6,547)	6,516	2,737	—	—	2,706
Net income (loss)	$(11,926)	$10,503	$3,753	$2,050	$(2,330)	$2,050

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Restated)

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$137,705	$10,965	$—	$—	$148,670
Equipment rental	—	36,081	2,014	—	—	38,095
Equipment sales	—	5,191	296	—	(906)	4,581
Intercompany revenue	11,963	78	—	—	(12,041)	—
Total revenues	11,963	179,055	13,275	—	(12,947)	191,346
Operating expenses:
Labor	—	114,321	9,862	—	(1,981)	122,202
Equipment rental	9,420	3,151	843	—	—	13,414
Equipment sales	—	4,069	78	—	(1,043)	3,104
Divisional operating expenses	6	8,234	322	—	—	8,562
Intercompany operating expenses	—	11,963	78	—	(12,041)	—
Total operating expenses	9,426	141,738	11,183	—	(15,065)	147,282
Gross profit	2,537	37,317	2,092	—	2,118	44,064
Selling and administrative expenses	13,697	14,268	716	—	—	28,681
Non-cash compensation	687	—	—	—	—	687
Operating income (loss)	(11,847)	23,049	1,376	—	2,118	14,696
Interest expense	13,882	39	5	3,118	—	17,044
Interest income	(148)	(1)	(10)	—	—	(159)
Intercompany interest	3,118	—	—	(3,118)	—	—
Equity in loss (income) of subsidiaries	—	—	—	1,971	(1,971)	—
Income (loss) before income taxes	(28,699)	23,011	1,381	(1,971)	4,089	(2,189)
Income tax expense (benefit)	(9,272)	8,572	482	—	—	(218)
Net income (loss)	$(19,427)	$14,439	$899	$(1,971)	$4,089	$(1,971)

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

Operating Expenses

Our operating expenses consist of the cost of labor, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses, the most significant of which is the cost of labor. The cost of labor as a percentage of operating expenses was 79.4%, 80.3% and 78.7% for fiscal years 2003, 2004 and 2005, respectively, and 83.0% and 80.1% for the six months ended June 30, 2005 and 2006, respectively. The cost of labor consists of salaries and related payroll expenses that we pay to our employees who provide our work access and forming and shoring services. In periods of high demand for our services, we may supplement our permanent workforce with as many as 5,000 temporary workers. During periods of intense competition for such temporary workers, our cost of labor increases. For example, a tightening labor market along the Gulf Coast and in Western Canada increased our cost of labor in recent periods. Insurance and related expenses represent a significant component of our cost of labor. In 2005 our insurance costs of $10.6 million represented 3.6% of our cost of labor. If our insurance premiums or related costs rise significantly in the future, our profitability could be reduced.

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

Stock-Based Compensation

As further discussed in Note 15 to our consolidated financial statements, as a means of compensating our employees for past and future service, our employees are granted ownership units of Brand LLC. Brand LLC currently owns 100% of our outstanding common stock.

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

As further described in note 15 to our consolidated financial statements, certain of the Brand LLC ownership units have performance-based vesting provisions related to the value of our company. The determination date for the vesting of these units is the earlier of (i) a liquidity event as defined in Brand LLC’s limited liability company agreement or (ii) December 31, 2009. In determining compensation expense related to performance-based Brand LLC ownership units, based upon our estimates of the fair value of our company, we estimated that 16.7% of these units would vest upon a liquidity event or at December 31, 2009. If the value of our company is actually higher than our estimates at either of these dates, the actual number of performance-based units that vest could be higher than our estimate. As a result, we would record additional compensation expense related to these units if we determine that we need to change our estimate of vesting percentages.

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

Because we had already adopted the fair value recognition provisions of SFAS No. 123, as further discussed in footnote 15 of our consolidated financial statements, the impact of adoption of SFAS No. 123(R) did not have a material impact on our results of operations or financial position.

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

Gross Profit.  Gross profit for the three months ended June 30, 2006 was $52.4 million or 25.6% of revenues compared to 2005 gross profit of $21.4 million or 23.0% of revenues. The acquisition of Aluma accounted for $26.4 million of this increase.

Gross profit on labor services for the three months ended June 30, 2006 increased 60.1% to $20.6 million or 14.5% of labor revenues as compared to the three months ended June 30, 2005 gross profit on labor services, which was $12.9 million or 18.0% of labor revenues. The acquisition of Aluma accounted for $5.3 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 197.6% to $36.1 million in 2006 or 70.6% of equipment revenues as compared to 2005 gross profit on equipment rentals of $12.1 million or 63.1% of equipment rental revenues. The acquisition of Aluma accounted for $20.9 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 15.5% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 4.3% between years. Divisional operating costs increased 98.0% to $8.8 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $4.4 million or 4.8% of total revenues. The acquisition of Aluma accounted for $3.6 million of the increases in divisional operating costs.

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

Operating Income.  As a result of the factors discussed above, operating income increased by $15.2 million to $20.9 million for the three months ended June 30, 2006 from $5.7 million for the three months ended June 30, 2005.

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

Provision for Taxes.  For the three months ended June 30, 2006, the provision for income taxes was recorded at an effective rate of 56.9% versus an effective tax rate of 21.5% for the three months ended June 30, 2005. The primary reason for the increase in the effective tax rate is that we reported a pretax loss of $2.8 million for the three months ended June 30, 2005 versus pretax income of $4.8 million for the three months ended June 30, 2006. As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 16% in greater detail in Note 16 to our consolidated financial statements.

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

Gross Profit.  Gross profit for the six months ended June 30, 2006 was $101.5 million or 25.2% of revenues compared to 2005 gross profit of $44.1 million or 23.0% of revenues. The acquisition of Aluma accounted for $49.3 million of this increase.

Gross profit on labor services for the six months ended June 30, 2006 increased 49.2% to $39.5 million or 14.1% of labor revenues as compared to the six months ended June 30, 2005 gross profit on labor services, which was $26.5 million or 17.8% of labor revenues. The acquisition of Aluma accounted for $10.2 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 186.6% to $70.7 million in 2006 or 71.0% of equipment revenues as compared to 2005 gross profit on equipment rentals of $24.7 million or 64.8% of equipment rental revenues. The acquisition of Aluma accounted for $39.2 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 19.1% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 0.6% between years. Divisional operating costs increased 102.0% to $17.3 million in 2006 or 4.3% of total revenues as compared to 2005 divisional operating costs of $8.6 million or 4.5% of total revenues. The acquisition of Aluma accounted for $7.2 million of the increases in divisional operating costs.

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

Provision for Taxes.  For the six months ended June 30, 2006, the provision for income taxes was recorded at an effective rate of 52.3% versus an effective tax rate of 10.0% for the six months ended June 30, 2005. The primary reason for the increase in the effective tax rate is that we reported a pretax loss of $2.2 million for the six months ended June 30, 2005 versus pretax income of $12.0 million for the six months ended June 30, 2006.  As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in note 15 to our consolidated financial statements.

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