Form 10-Q
period 2006-09-30
Brand Energy & Infrastructure Services, Inc
filed 2006-11-14
CIK 1219808

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number 333-102511

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2505 South Main Street Kennesaw, GA (Address of principal executive offices)	13-3909682 (I.R.S. Employer Identification No.) 30144 (Zip Code)

Registrant's telephone number, including area code: (678) 285-1498

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐            No: ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                Accelerated filer    ☐                Non-accelerated filer    ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐                No:    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding at October 31, 2006
$.01 par value	1,000 shares

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q (the "Amendment") amends and restates the consolidated condensed statements of operations and cash flows for the quarterly period ended September 30, 2005. Registrant has restated these results to correct errors in the accounting for scaffolding equipment transactions as more fully disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(Restated)		(Restated)
Revenues:
Labor	$87,209	$120,770	$235,879	$400,922
Equipment rental	37,097	49,292	75,192	148,890
Equipment sales	5,227	11,173	9,808	33,258

Total revenues	129,533	181,235	320,879	583,070
Operating expenses:
Labor	73,435	104,150	195,637	344,815
Equipment rental	13,266	15,495	26,680	44,353
Equipment sales	2,860	6,808	5,964	20,371
Divisional operating expenses	6,514	9,670	15,076	26,963

Total operating expenses	96,075	136,123	243,357	436,502

Gross profit	33,458	45,112	77,522	146,568
Selling and administrative expenses	22,304	30,464	51,672	90,980

Operating income	11,154	14,648	25,850	55,588
Interest expense	11,096	13,417	28,140	39,360
Interest income	(76)	(86)	(235)	(262)
Foreign currency transaction (gain) loss	(3,053)	341	(3,053)	(2,115)
Loss on interest rate and foreign currency swaps	—	559	—	3,248
Redeemable preferred stock dividend expense	945	1,589	945	4,565

Income (loss) before income taxes	2,242	(1,172)	53	10,792
Income tax expense	1,363	731	1,145	6,985

Net income (loss)	$879	$(1,903)	$(1,092)	$3,807

        See accompanying notes to condensed consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	September 30, 2006
	(Restated)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,310	$7,015
Trade accounts receivable, net of allowance for doubtful accounts of $6,364 at December 31, 2005 and $8,870 at September 30, 2006	117,207	124,201
Accrued revenue	6,292	18,113
Other current assets	12,594	14,054

Total current assets	142,403	163,383
PROPERTY AND EQUIPMENT:
Land	5,190	4,997
Buildings and leasehold improvements	6,278	7,497
Vehicles and other equipment	29,997	34,169
Scaffolding and concrete forming and shoring equipment	309,387	376,097

Total property and equipment, at cost	350,852	422,760
Less—Accumulated depreciation and amortization	74,232	105,357

Total property and equipment, net	276,620	317,403
GOODWILL	299,461	310,950
OTHER ASSETS AND INTANGIBLES	111,447	116,767

TOTAL ASSETS	$829,931	$908,503

(Continued on the following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands except share and per share amounts)

	December 31, 2005	September 30, 2006
	(Restated)	(unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$—	$32,500
Current maturities of long-term debt	2,904	2,931
Notes payable and capital lease obligations, current portion	370	297
Accounts payable and accrued expenses	79,585	100,867
Deferred revenue	3,034	3,834

Total current liabilities	85,893	140,429
LONG-TERM DEBT, less current maturities	481,694	487,790
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, less current maturities	458	459
REDEEMABLE PREFERRED STOCK	32,337	36,902
DEFERRED INCOME TAXES	18,551	24,895
STOCKHOLDER'S EQUITY:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Paid-in capital	225,833	226,466
Cumulative translation adjustment	7,248	9,838
Accumulated deficit	(22,083)	(18,276)

Total stockholder's equity	210,998	218,028

Total liabilities and stockholder's equity	$829,931	$908,503

See accompanying notes to condensed consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,092)	$3,807
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	21,889	34,035
Deferred income taxes	1,316	6,344
Non-cash interest	6,196	7,152
Non-cash compensation	938	632
Redeemable preferred stock dividend expense	945	4,565
Loss on interest rate and foreign currency swaps	—	3,248
Foreign currency transaction gain	(457)	(2,115)
Gain on sale of used rental equipment	(2,283)	(7,874)
Scaffolding write-off	514	597
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,186)	73
Accrued revenue	(8,982)	(10,831)
Other current assets	1,849	(810)
Accounts payable and accrued expenses	15,130	12,720
Deferred revenue	(530)	545
Other	(141)	(1,365)

Net cash provided by operating activities	28,106	50,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,778)	(54,536)
Proceeds from sales of used rental equipment	3,718	11,908
Payments for acquisitions	(217,626)	(34,993)

Net cash used by investing activities	(236,686)	(77,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	185,153	—
Proceeds from issuance of redeemable preferred stock	30,000	—
Repayments of long-term debt	(1,247)	(2,056)
Short-term bank borrowings	—	32,500
Payments of deferred financing fees	(5,596)	(2,540)
Payments on capital lease obligations	(314)	(230)

Net cash provided by financing activities	207,996	27,674

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(584)	776
IMPACT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(71)
CASH AND CASH EQUIVALENTS, beginning of period	14,408	6,310

CASH AND CASH EQUIVALENTS, end of period	$13,824	$7,015

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$18,400	$26,599
Income taxes paid	1,477	994

See accompanying notes to condensed consolidated financial statements.

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(in thousands except share and per share amounts)

        The condensed consolidated financial statements included herein for the periods ended September 30, 2005 and 2006 have been prepared by Brand Energy & Infrastructure Services, Inc. and its subsidiaries ("Brand" or the "Company") in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the Securities and Exchange Commissions instructions to the Form 10-Q. In the opinion of management, all adjustments have been made which are of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2005 and 2006, and cash flows for the nine months ended September 30, 2005 and 2006. Certain information and footnote disclosures have been condensed or omitted for these periods. The results for interim periods are not necessarily indicative of results for the entire year. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on November 2, 2006.

1.     Organization and Business

        Brand Energy & Infrastructure Services, Inc. and its subsidiaries ("Brand") are 100% owned by Brand Holdings, LLC (the "LLC"). As of September 30, 2006, the voting equity interests of the LLC were owned 72.3% by J.P. Morgan Partners and its affiliates ("JPMP"), and 27.7% by other equity investors, on a fully diluted basis. Brand Services, Inc. is a wholly owned subsidiary of Brand Energy & Infrastructure Services, Inc. All references to "the Company", "we", "us", or "our" mean Brand Energy & Infrastructure Services, Inc. and its subsidiaries.

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

        The Company's services are not rendered to or dependent on any single customer or group of customers within the industrial or commercial markets and, therefore, the Company does not believe a material concentration of credit risk exists.

2.     Restatement Of Previously Issued Financial Statements

        In the fourth quarter of 2005, the Company initiated a physical inventory of its scaffolding equipment and reconciled the results of the physical inventory to the amounts recorded in its books and records. As a result, the Company identified $14.0 million of scaffolding equipment assets that no longer physically existed.

        The Company determined that the cause of the $14.0 million in non-existing scaffolding equipment assets was largely attributable to deficiencies in internal controls over two types of transactions: (i) the Company did not record all scrap and loss transactions that the Company recorded in its perpetual scaffolding equipment records in its general ledger and fixed asset system, and (ii) the Company did not perform periodic comprehensive reconciliations of its perpetual scaffolding equipment records to amounts recorded in its fixed asset system and other books and records.

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

        A summary of the effects of the restatement on the condensed consolidated balance sheet as of December 31, 2005 is as follows:

	At December 31, 2005
	As Reported	Adjustments	Restated
Current Assets
Cash and cash equivalents	$6,310	—	$6,310
Trade accounts receivable, net	117,207	—	117,207
Accrued revenues	6,292	—	6,292
Other current assets	12,594	—	12,594

Total current assets	142,403	—	142,403

Property and equipment
Land	5,190	—	5,190
Buildings and leasehold improvements	6,278	—	6,278
Vehicles and other equipment	29,997	—	29,997
Scaffolding and concrete forming and shoring equipment	309,387	—	309,387

Total property and equipment at cost	350,852	—	350,852
Less—accumulated depreciation and amortization	74,232	—	74,232

Total property and equipment, net	276,620	—	276,620
Goodwill	292,601	6,860	299,461
Other assets and intangibles	111,447	—	111,447

Total assets	$823,071	6,860	$829,931

Current liabilities
Short-term bank borrowings	$—	—	$—
Current maturities of long-term debt	2,904	—	2,904
Notes payable and capital lease obligations, current portion	370	—	370
Accounts payable and accrued expenses	79,585	—	79,585
Deferred revenues	3,034	—	3,034

Total current liabilities	85,893	—	85,893

Long-term debt, less current maturities	481,694	—	481,694

Notes payable, less current maturities	458	—	458

Redeemable preferred stock	32,337	—	32,337

Deferred income taxes	18,556	(5)	18,551

Stockholder's equity
Common stock	—	—	—
Paid-in capital	225,833	—	225,833
Cumulative translation adjustment	7,248	—	7,248
Accumulated deficit	(28,948)	6,865	(22,083)

Total stockholder's equity	204,133	6,865	210,998

Total liabilities and stockholder's equity	$823,071	6,860	$829,931

        A summary of the effects of the restatement on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 are presented below:

	Three months ended September 30, 2005				Nine months ended September 30, 2005
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
	(unaudited)		(unaudited)	(unaudited)		(unaudited)
Revenue
Labor	$87,209	—	$87,209	$235,879	—	$235,879
Equipment rental	37,097	—	37,097	75,192	—	75,192
Equipment sales	5,227	—	5,227	9,808	—	9,808

Total revenues	129,533	—	129,533	320,879	—	320,879

Operating expenses
Labor	73,435	—	73,435	195,637	—	195,637
Equipment rental	13,537	(271)	13,266	27,493	(813)	26,680
Equipment sales	2,860	—	2,860	5,964	—	5,964
Divisional operating expenses	6,514	—	6,514	15,076	—	15,076

Total operating expenses	96,346	(271)	96,075	244,170	(813)	243,357

Gross profit	33,187	271	33,458	76,709	813	77,522
Selling and administrative expenses	22,304	—	22,304	51,672	—	51,672

Operating income	10,883	271	11,154	25,037	813	25,850
Interest expense	11,096	—	11,096	28,140	—	28,140
Interest income	(76)	—	(76)	(235)	—	(235)
Foreign currency gain	(3,053)	—	(3,053)	(3,053)	—	(3,053)
Loss on interest rate and foreign currency swaps	—	—	—	—	—	—
Redeemable preferred stock dividend expense	945	—	945	945	—	945

Income (loss) before taxes	1,971	271	2,242	(760)	813	53
Income tax expense	1,260	103	1,363	836	309	1,145

Net income (loss)	$711	168	$879	$(1,596)	504	$(1,092)

3.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements are prepared on a consolidated basis and include those assets, liabilities, revenues and expenses directly attributable to the operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company considers all cash and short-term deposits which are highly liquid in nature and have an original maturity of three months or less to be cash and cash equivalents.

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

Property and Equipment

Property and equipment (including major repairs and improvements that extend the useful life of the asset) are capitalized and stated at cost. Ordinary maintenance and repairs of equipment are charged to expense as incurred. The cost of property and equipment is depreciated over its estimated useful life on the straight-line method as follows:

Buildings	10 to 30 years
Vehicles and other equipment	3 to 8 years
Scaffolding and forming and shoring equipment	2 to 20 years
Leasehold improvements	Life of the applicable lease or life of the improvement, whichever is shorter

For the three and nine months ended September 30, 2005 and 2006, depreciation expense was $7,456 (as restated) and $9,598, and $18,008 (as restated) and $28,419, respectively.

Impairment Review Policies

The Company accounts for its long-lived assets, excluding goodwill and trade names, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which requires the Company to assess the recoverability of these assets when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. If impairment indicators exist, the Company determines whether the projected undiscounted cash flows will be sufficient to cover the carrying value of such assets. This requires the Company to make significant judgements about the expected future cash flows of the asset group. The future cash flows are dependent on general and economic conditions and are subject to change.

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

4.     New Accounting Standards

Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment" ("SFAS 123R")

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

In April 2005, the SEC issued FR-74, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment" (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after September 15, 2005. FR-74 does not change the accounting required by SFAS 123R, it only changes the implementation date of the standard.

The Company adopted Statement 123(R) using the modified-prospective method on January 1, 2006 and, as further discussed in Note 14, it did not have a material impact on the Company's financial position, results of operations or cash flows.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151")

In November 2004, the FASB issued SFAS 151, which amended Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after September 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company implemented SFAS 151 effective January 1, 2006, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154")

In May 2005, the FASB issued SFAS 154. SFAS changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application of the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS 154 effective January 1, 2006, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47")

In March 2005, the FASB issued FIN 47 which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company implemented FIN 47 as of December 31, 2005 and it did not have a material impact on the Company's financial position, results of operations, or cash flows.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140" ("SFAS 155")

In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 addresses several issues relating to accounting for financial instruments, including permitting fair value measurement of any hybrid financial instrument that contains an embedded derivative and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquire after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with earlier application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 155; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48")

In September 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the full impact of FASB Interpretation No. 48; however, it is not expected to materially impact the Company's financial condition, results of operations or cash flows.

SFAS No. 157, "Fair Value Measurements" ("SFAS 157")

In September 2006, the FASB issued SFAS 157. SFAS 157 does not address "what" to measure at fair value; instead, it addresses "how" to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Mistatements in Current Year Financial Statements" ("SAB 108")

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective for the Company for the year ended December 31, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings.

5.     Acquisitions

On July 29, 2005, the Company purchased substantially all of the operations and the net operating assets of Aluma Enterprises, Inc. ("Aluma"), as defined by the terms of the Asset Purchase Agreement dated May 19, 2005. The purpose of the transaction was to expand the Company's market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in the Company's consolidated financial statements from the date of the acquisition. The purchase price paid for this acquisition was $241.4 million, consisting of cash paid of $211.4 million, direct acquisition costs of $6.1 million, and assumed liabilities of $23.9 million. The acquisition was principally financed through borrowings under the Company's amended and restated secured credit facility (Note 11) and through the issuance of the Company's redeemable preferred stock (Note 12). The Company obtained an independent third-party valuation of tangible and identifiable intangible assets, which consists of patents, trademarks and customer relationships totaling $42.6 million. The excess of the total purchase price over the fair value of the assets acquired, including the value of the identifiable intangible assets, was $45.0 million and has been allocated to goodwill. All of the goodwill arising in the Aluma acquisition has been assigned to the work access services segment. The Company is amortizing customer relationships over twelve years and patents over the life of the related patent. Trademarks will not be amortized as this intangible asset has an indefinite life.

On August 3, 2006, the Company purchased substantially all of the operations and the net operating assets of Interstate Scaffolding, Inc. ("Interstate"), as defined by the terms of the Asset Purchase Agreement dated July 14, 2006. The purpose of the transaction was to expand the Company's geographic presence on the West Coast, the Mid-West, and the Northeast and to augment the Company's customer base in the oil refining and utilities industries. The results of Interstate are included in the Company's consolidated financial statements from the date of the acquisition. The purchase price paid for this acquisition was $34.7 million, consisting of cash paid of $31.3 million, direct acquisition costs of $0.4 million, and assumed liabilities of $3.0 million. The acquisition was financed through borrowings on the revolving facility under the Company's amended and restated secured credit facility (Note 11). The Company obtained an independent third-party valuation of tangible and identifiable intangible assets, which consists of non-compete agreements, trademarks and customer relationships totaling $5.5 million. The excess of the total purchase price over the fair value of the assets acquired, including the value of the identifiable intangible assets, was $7.4 million and has been allocated to goodwill. The Company is amortizing customer relationships over twelve years and non-compete agreements over the life of the related agreement. Trademarks will not be amortized as this intangible asset has an indefinite life.

The following unaudited pro forma information assumes the acquisition of Aluma and Interstate occurred as of the beginning of fiscal 2005. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	Restated		Restated
Revenue	$159,120	$184,767	$502,274	$616,188
Operating income	7,791	14,272	31,407	56,267
Income (loss) before income taxes	(3,344)	(1,810)	(7,846)	9,641
Net income (loss)	(1,803)	(2,228)	(7,328)	3,089

6.     Other Current Assets

        Other current assets consist of the following:

	December 31, 2005	September 30, 2006
Prepaid expenses	$4,708	$4,727
Inventory	7,487	8,576
Other	399	751

	$12,594	$14,054

7.     Allowance for Doubtful Accounts

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

        Activity in the allowance for doubtful accounts for the nine months ended September 30, 2005 and 2006 are as follows:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Balance at beginning of year	$1,605	$6,364
Additions charged to operating expenses	1,379	4,199
Allowance for doubtful accounts of acquired companies	2,638	406
Impact of foreign currency translation	120	75
Net write-offs	(1,622)	(2,174)

Balance at September 30	$4,120	$8,870

8.     Goodwill

        Goodwill represents the amount paid in connection with the Transaction and acquisitions in excess of the fair value of the identifiable net assets acquired. The Company completed its annual required impairment test as of October 1, 2005, and in doing so determined that goodwill was not impaired. The Company used the present value of expected future cash flows to estimate fair value. The Company must make significant judgments about future conditions to estimate future cash flows. Unforeseen events and changes in circumstances and market conditions including general economic and competitive conditions, could result in significant changes in those estimates and material charges to income. All goodwill has been assigned to the work access services business segment. Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 (as restated) are as follows:

Balance at December 31, 2005	$299,461
Goodwill acquired	7,703
Reclassification	1,432
Foreign currency translation	2,354

Balance at September 30, 2006	$310,950

        Approximately $48.1 million of the goodwill recorded at September 30, 2006 is amortizable over 15 years for tax purposes.

9.     Other Assets and Intangibles

        Other assets and intangibles consist of the following:

	December 31, 2005	September 30, 2006
Deferred financing costs, net of accumulated amortization of $4,608 in 2005 and $6,161 in 2006	$14,633	$15,620
Customer relationships	70,630	71,285
Trade names	25,566	25,975
Patents	281	274
Non-compete agreement	210	821
Pre-paid IPO expenses	—	2,666
Other	127	126

	$111,447	$116,767

        In connection with the issuance of its credit facility (Note 11), the $150.0 million, 12% Senior Subordinated Notes (Note 11), the $35.0 million, 13%, pay-in-kind notes (Note 11) and the redeemable preferred stock (Note 12), the Company incurred financing fees and expenses that were deferred and are being amortized over the lives of the individual debt instruments. For the nine months ended September 30, 2005 and 2006, amortization expense relating to these deferred financing costs was $1,261 and $1,553, respectively. Amortization of deferred financing costs is included as an element of interest expense in the consolidated statement of operations.

        Customer relationships, trade names, non-compete agreements and patents were recorded at their fair values as a result of the Transaction and the acquisitions of Aluma and Interestate. The fair values assigned to customer relationships, trade names and patents were based on the future discounted cash flows that are expected to result from the respective intangible existing at the date of the respective transaction. Customer relationships are being amortized over twelve years. Amortization expense relating to customer relationships for the nine months ended September 30, 2005 and 2006 was $3,817 and $5,525, respectively. Trade names are not amortized as this type of intangible asset has an indefinite life. Patents are amortized over the life of the respective patent. Amortization expense related to patents for the nine months ended September 30, 2005 and 2006 was $3 and $13, respectively. Amortization expense related to the non-compete agreements was $60 and $78 for the nine months ended September 30, 2005 and 2006, respectively.

        The following summarizes the balances of intangibles as of December 31, 2005 and September 30, 2006:

	December 31, 2005			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$86,355	$(15,725)	$70,630	$92,616	$(21,331)	$71,285
Non-compete agreement	1,357	(1,147)	210	2,047	(1,226)	821
Patents	288	(7)	281	295	(21)	274
Unamortizable intangible assets:
Trade names	25,566	—	25,566	25,975	—	25,975

        Aggregate amortization expense for the nine months ended September 30, 2005 and 2006 was $3,880 and $5,616, respectively.

10.   Accounts Payable And Accrued Expenses

        The major components of accounts payable and accrued expenses are as follows:

	December 31, 2005	September 30, 2006
Accounts payable	$21,638	$24,184
Payroll and related accruals	24,979	29,768
Workers' compensation and health benefit liabilities	16,029	17,613
Accrued interest	4,785	10,116
Other	12,154	19,186

	$79,585	$100,867

11.   Long-Term Debt

        Long-term debt consisted of the following:

	December 31, 2005	September 30, 2006
Amended Credit Facility, due 2012	$288,959	$289,483
12% Senior Subordinated Notes, due 2012	150,000	150,000
13% Intermediate Subordinated Notes, due 2013	52,457	57,616

	491,416	497,099
Less—
Current maturities	2,904	2,931
Unamortized discount	6,818	6,378

	$481,694	$487,790

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

        On August 3, 2006 the Company further amended its amended credit facility to provide for, among other things, (i) an increase in the revolving loan facility to $100.0 million, (ii) the establishment of an uncommitted incremental term facility pursuant to which we will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $25.0 million and (iii) an amendment to the restrictions on acquisitions contained therein that would permit the Company to make acquisitions in an aggregate amount of up to $70.0 million during the 2006 fiscal year.

        Indebtedness under the credit facility for US dollar loans bears interest at a floating rate based upon (i) the Base Rate (as defined in the credit agreement) in each case, plus 2.25%, in the case of revolving loans, currently 2.75%, in the case of letter of credit facility loans, or 1.25%, in the case of synthetic letter of credit facility loans and term loans, or, at The Company's option, (ii) the LIBOR Rate (as defined in the credit agreement) for one, two, three or nine month period, (or a nine or twelve month period if, at the time of the relevant LIBOR Rate Loan, all Lenders participation therein agree to make an interest period of such duration available) plus 3.50%, in the case of revolving loans, 4.00%, in the case of letter of credit facility loans or 2.25%, in the case of synthetic letter of credit facility loans and term loans. Indebtedness under the credit facility for Canadian dollar loans bears interest at (i) in the case of Canadian prime rate loans, a floating rate based upon the Canadian Prime Rate (as defined in the credit agreement), plus 2.25% or, at our option, (ii) in the case of bankers' acceptance loans, Brand will pay a fee at the rate of 3.25% calculated on the basis of a year of 365 days on the face amount at maturity (or the principal amount in the case of a bankers' acceptance equivalent loan) of such bankers' acceptance for the period from and including the date of acceptance (or advance in the case of a bankers' acceptance equivalent loan) of such bankers' acceptance to but excluding the maturity date of such bankers' acceptance. The interest period for bankers' acceptance loans is a 30, 60, 90 or 180 day period (in each case subject to availability). The interest rate for loans under the revolving credit facility and the letter of credit facility is subject to adjustment on a quarterly basis, based on the ratio of our consolidated debt to EBITDA (as defined).

        The revolving facility will mature in October 2008. The Company had no borrowings under the revolving facility at December 31, 2005 and $32.5 million in borrowings at September 30, 2006. The Company has classified its borrowings under the revolving facility as current liabilities at September 30, 2006 because the Company intends to repay these borrowings in less than one year. The term loan will mature in January 2012. The term loan is subject to quarterly amortization payments of $733, with the balance payable on the maturity date. In addition, the credit agreement will provide for mandatory repayments, subject to certain exceptions, of the term loan based on certain asset sales, the net proceeds of certain debt and equity issuances, excess cash flow and insurance proceeds.

        The amended credit agreement contains financial and operating covenants, including among other things, that the Company maintain certain financial ratios, and imposes limitations on the Company's ability to make capital expenditures, to incur indebtedness, and to pay dividends. The Company was in compliance with all loan covenants at September 30, 2006.

        If the Company consummates its proposed initial public offering of the Company's common stock (the "proposed IPO") on or prior to December 31, 2006, the credit agreement will be amended to provide for, among other things, (i) an increase in the uncommitted incremental term facility pursuant to which we will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $100.0 million and (ii) certain amendments to the financial covenants contained in our amended credit facility.

        For the three months ended September 30, 2005 and 2006, the weighted average interest rate for long-term debt under the credit facility was 6.3% and 7.6%, respectively. For the nine months ended September 30, 2005 and 2006 the weighted average interest rate for long-term debt under the credit facility was 6.5% and 7.6%, respectively. For the three and nine months ended September 30, 2006, the weighted average interest rate for short-term borrowings under the revolving facility was 9.1%. The Company did not borrow under its revolving facility during the first nine months of 2005.

        In 2002 our wholly owned subsidiary Brand Services, Inc. issued $150.0 million of 12% Senior Subordinated Notes (the "Senior Subordinated Notes") due in 2012, guaranteed by the Company, with interest payable semi-annually. The Senior Subordinated Notes were issued at a discount of $4,216 and are subordinated to the Credit Facility (the "Credit Facility"). Amortization expense related to the discount on the Senior Subordinated Notes for the three and nine months ended September 30, 2005 and 2006 was $75 and $84, and $222 and $250, respectively.

        The Company also issued $35.0 million of 13% pay-in-kind notes (the "Intermediate Notes") that are subordinated to the Credit Facility and rank equally with the Senior Subordinated Notes. The Intermediate

Notes were issued at a discount of $4,098. Amortization expense related to the discount on the Intermediate Notes for the three and nine months ended September 30, 2005 and 2006 was $56 and $65, and $165 and $190, respectively. The Intermediate Notes are "pay-in-kind" notes due to restrictions on interest payments in the Credit Facility. Accretion of interest on the Intermediate Notes for the three and nine months ended September 30, 2005 and 2006 was $1,476 and $1,777, and $4,548 and $5,159, respectively.

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

        After July 1, 2008, the preferred stock may be redeemed at the option of Brand Energy & Infrastructure Services, Inc., at the following redemption prices (expressed as percentages of the liquidation value thereof), plus, in each case, accrued and unpaid dividends to the date of redemption, if any:

Period in which redemption occurs	Percentage
July 1, 2008 through (and including) September 30, 2009	109.00%
July 1, 2009 through (and including) September 30, 2010	104.50%
July 1, 2010 through (and including) September 30, 2011	102.25%
Thereafter	100.00%

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

14.   Financial Instruments

Off-Balance Sheet Risk

        As security for the Company's performance under its self-insurance obligations and to insurers, the Company is contingently liable under letters of credit in the amount of $34.4 million at September 30, 2006. These letters of credit generally have no scheduled expiration date. The Company pays fees to various banks that range from 3.25% to 4.25% per annum of their face value. If the Company were required to replace its outstanding letters of credit as of September 30, 2006, it is the Company's opinion that the replacement cost would not vary significantly from the present fee structure.

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

        The Company did not elect to treat these swap agreements as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income. For the three months ended September 30, 2006, the Company recorded a loss of $0.9 million on its interest rate swaps and a gain of $0.3 million on its foreign currency swaps. For the nine months ended September 30, 2006, the Company recognized a mark-to-market gain of $0.1 million on its interest rate swaps and a mark-to-market loss of $3.3 million on its foreign currency swaps. The fair value of the interest rate swaps and foreign currency swaps were recorded in other current assets and other current liabilities, respectively, at December 31, 2005 and September 30, 2006.

Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  •
  Interest Rate and U.S. Dollar/Canadian dollar currency swaps—Fair value quotes from brokers.

  •
  Term loans under the Credit Facility—The carrying amounts of the term loans approximate their fair value because such loans carry variable interest rates.

  •
  Notes Payable and Capital Lease Obligations—Recorded amounts of the notes payable and capital lease obligations approximate their fair value.

  •
  12% Senior Subordinated Notes—The fair value of the Senior Subordinated Notes is based upon market rates obtained from dealers.

  •
  13% Intermediate Notes—The carrying value of the Intermediate Notes approximates fair value.

        The carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and September 30, 2006, are as follows:

	December 31, 2005		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest rate swaps	$231	$231	$329	$329
Currency swaps	(1,519)	(1,519)	(4,865)	(4,865)
Term loans	288,959	288,959	289,483	289,483
Notes payable and capital lease obligations	828	828	756	756
12% Senior Subordinated Notes (a)	150,000	157,500	150,000	168,000
13% Intermediate Notes (a)	52,457	52,457	57,616	57,616

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

        Beginning in April 2003, certain members of the Company's management team were offered the opportunity to acquire 100%-vested Class B units of the LLC, at the fair market value on date of issuance, through a leveraged co-investment loan. As in the case of the Class C and Class C-1 units, Class B units allow the employee to share in the proceeds of certain liquidity events (as defined by the LLC operating agreement). These co-investment loans are limited recourse loans, bear interest at the rate of 3.27%, and mature on April 15, 2011. For financial reporting purposes, these management loans are recorded in the LLC financial statements; however, the related stock compensation expense is recorded on the Company's books and records, based on the fair value at the date of issuance.

        From time-to-time, certain members of the Company's management team were granted fully-vested Class B units at no cost. For financial reporting purposes, the compensation expense related to these grants is recorded on the Company's books and records, as applicable.

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.

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

        During the nine months ended September 30, 2005, the LLC granted 153,488 Class B units with a fair value of $1.66 per unit at no cost to its new chief executive officer. In addition, the LLC granted 75,000 Class C-1 time-based units with a fair value of $2.16 per unit, 982,042 Class C-1 performance based units with a fair value of $2.70 per unit, 127,825 Class C time-based units with a fair value of $1.54 per unit, and 586,110 Class C performance based units with a fair value of $1.58 per unit to its senior management.

        During the nine months ended September 30, 2006, the LLC granted 27,315 Class C time-based units with a fair value of $1.66 per unit and 333,725 Class C performance-based units with a fair value of $2.86 per unit to employees. In addition, the LLC offered two newly hired executives to purchase a total of 12,196 100%-vested Class B units at the fair market value on date of grant, through a leveraged co-investment loan.

        The following table summarizes the number of units and weighted fair unit value of Class C, Class C-1 and co-leveraged Class B units of the LLC awards outstanding to the employees of Brand as of September 30, 2006:

	Units Outstanding	Weighted Fair Unit Value
Time-based Class C units	432,288	$2.03
Performance-based Class C units	1,516,146	2.00
Time-based Class C-1 units	75,000	2.16
Performance-based Class C-1 units	917,398	2.72
Co-leveraged Class B units	287,591	2.20

        The fair value of each award was estimated on the date of grant using a binomial option pricing model and the following assumptions:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
Average risk-free interest rate	3.72%	5.18%
Expected dividend yield	0.00%	0.00%
Expected volatility	55.85%	41.43%
Expected Life (years)	3.375	2.000

        Time based Class C and C-1 units vest over a period of five years. The Company estimates that approximately 16.67% of the performance based Class C and C-1 units will vest in accordance with the terms of the LLC agreement.

        No awards have been exercised or expired since inception. Expense for time-based awards is being recorded over a graded vesting schedule, while expense for performance based awards is being recorded over a straight-line vesting schedule. Based on the awards outstanding at September 30, 2006, estimated non-cash compensation expense for the next five years is as follows:

Remainder of 2006	$89
2007	259
2008	210
2009	185
2010	—

16.   Income Taxes

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because those earnings are considered to be permanently invested. If these amounts were not considered indefinitely reinvested, additional deferred taxes of approximately $7.1 million would have been provided as of September 30, 2006.

        For the three and nine months ended September 30, 2005 and 2006, income (loss) before provision for income taxes (as restated) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	Restated		Restated
United States	$(2,109)	$(2,630)	$(5,679)	$122
Foreign	4,351	1,458	5,732	10,670

	$2,242	$(1,172)	$53	$10,792

        The reconciliation of the statutory federal income tax expense on the Company's pretax income to the actual provision for income taxes for the three and nine months ended September 30, 2005 and 2006 (as restated) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	Restated		Restated
Statutory federal income taxes	$763	$(399)	$18	$3,669
State and local taxes, net of federal	(45)	4	(84)	310
Foreign tax rate differential	212	179	212	532
Preferred stock dividends expense	321	546	321	1,568
Interest expense disallowance	132	155	412	452
Other	(20)	246	266	454

Provision for income taxes	$1,363	$731	$1,145	$6,985

17.   Comprehensive Income (Loss)

        For the three and nine months ended September 30, 2005 and 2006, comprehensive income (loss) (as restated) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	Restated		Restated
Net income (loss)	$879	$(1,903)	$(1,092)	$3,807
Impact of foreign currency translation	3,705	(95)	3,357	2,590

Comprehensive income (loss)	$4,584	$(1,998)	$2,265	$6,397

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

        Information by segment is as follows:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2006
	Revenues	Operating Income	Revenues	Operating Income
		Restated
Work access services	$291,583	$22,639	$502,279	$39,329
Concrete forming and shoring services	29,296	3,211	80,791	16,259

	$320,879	$25,850	$583,070	$55,588

			Nine Months Ended
	As of December 31, 2005	As of September 30, 2006	September 30, 2005	September 30, 2006
	Total Assets		Depreciation and Amortization Expense
	Restated		Restated
Work access services	$732,496	$792,089	$20,094	$27,025
Concrete forming and shoring services	97,435	116,414	1,795	7,010

	$829,931	$908,503	$21,889	$34,035

	Capital Expenditures Nine Months Ended September 30,
	2005	2006
Work access services	$20,857	$29,362
Concrete forming and shoring services	1,921	25,174

	$22,778	$54,536

        The table below reconciles segment operating income to consolidated pretax income (loss) for the nine months ended September 30, 2005 and 2006:

	Nine Months Ended September 30,
	2005	2006
	Restated
Segment operating income	$25,850	$55,588
Interest expense	28,140	39,360
Interest income	(235)	(262)
Loss on interest rate and foreign currency swaps	—	3,248
Foreign currency transaction gain	(3,053)	(2,115)
Redeemable preferred stock dividend expense	945	4,565

Consolidated pretax income (loss)	$53	$10,792

        Information by geographic areas is as follows:

	Nine Months Ended
	September 30, 2005	September 30, 2006	As of December 31, 2005	As of September 30, 2006
	Revenues Derived From Unaffiliated Customers		Net Property, Plant and Equipment
United States	$268,653	$377,940	$189,717	$216,806
Foreign	52,226	205,130	86,903	100,597

	$320,879	$583,070	$276,620	$317,403

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

(Continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(Restated)

Liabilities and Stockholder's Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Current maturities of long-term debt	$2,904	—	$—	$—	$—	$2,904
Notes payable and capitallease obligations,current portion	100	270	—	—	—	370
Accounts payable and accrued expenses	41,420	18,042	20,392	—	(269)	79,585
Deferred revenue	—	2,182	852	—	—	3,034
Due to affiliates	5,468	31,286	984	—	(37,738)	—

Total current liabilities	49,892	51,780	22,228	—	(38,007)	85,893

Long-term debt	432,704	—	—	48,990	—	481,694

Notes payable and capital lease obligations	258	200	—	—	—	458

Redeemable preferred stock	—	—	—	32,337	—	32,337

Deferred income taxes	15,326	—	5,600	—	(2,375)	18,551

Due to affiliates	53,270	—	113,221	—	(166,491)	—

Total stockholder's equity	159,834	121,862	224,010	212,131	(506,839)	210,998

Total liabilities and stockholder's equity	$711,284	$173,842	$365,059	$293,458	$(713,712)	$829,931

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006

Assets	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Assets:
Cash and cash equivalents	$4,323	$—	$2,859	$—	$(167)	$7,015
Trade accounts receivable	—	87,043	37,158	—	—	124,201
Accrued revenue	—	12,983	5,130	—	—	18,113
Other current assets	3,387	5,691	4,976	—	—	14,054
Due from affiliates	26,965	6,632	2,086	—	(35,683)	—

Total current assets	34,675	112,349	52,209	—	(35,850)	163,383

Property and Equipment:
Land	298	1,256	3,443	—	—	4,997
Buildings and leasehold improvements	904	4,091	2,502	—	—	7,497
Vehicles and other equipment	9,035	20,163	4,971	—	—	34,169
Scaffolding equipment	213,890	54,609	107,598	—	—	376,097

Total property and equipment, at cost	224,127	80,119	118,514	—	—	422,760
Less accumulated depreciation and amortization	65,020	22,420	17,917	—	—	105,357

Total property and equipment, net	159,107	57,699	100,597	—	—	317,403
Due from affiliates	118,357	—	—	58,715	(177,072)	—
Deferred tax asset	—	—	—	2,375	(2,375)	—
Investment in subsidiaries	112,718	—	166,981	246,850	(526,549)	—
Goodwill	261,633	12,050	37,267	—	—	310,950
Intangibles and other assets	71,993	3,287	40,158	1,329	—	116,767

Total assets	$758,483	$185,385	$397,212	$309,269	$(741,846)	$908,503

(continued on following page)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006

Liabilities and Stockholder's Equity (Deficit)	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Current Liabilities:
Revolving loan	$32,500	$—	$—	$—	$—	$32,500
Current maturities of long-term debt	2,931	—	—	—	—	2,931
Notes payable and capital lease obligations, current portion	99	189	9	—	—	297
Accounts payable and accrued expenses	54,670	22,209	24,155	—	(167)	100,867
Deferred revenue	—	3,179	655	—	—	3,834
Due to affiliates	27,462	8,221	—	—	(35,683)	—

Total current liabilities	117,662	33,798	24,819	—	(35,850)	140,429
Long-term debt	433,451	—	—	54,339	—	487,790
Notes payable and capital lease obligations	333	95	31	—	—	459
Redeemable Preferred Stock	—	—	—	36,902	—	36,902
Deferred income taxes	17,728	—	9,542	—	(2,375)	24,895
Due to affiliates	58,715	—	118,357	—	(177,072)	—
Total stockholder's equity	130,594	151,492	244,463	218,028	(526,549)	218,028

Total liabilities and stockholder's equity	$758,483	$185,385	$397,212	$309,269	$(741,846)	$908,503

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$64,206	$23,003	$—	$—	$87,209
Equipment rental	—	24,232	12,865	—	—	37,097
Equipment sales	—	2,708	3,083	—	(564)	5,227
Intercompany revenue	6,307	53	—	—	(6,360)	—

Total revenues	6,307	91,199	38,951	—	(6,924)	129,533

Operating expenses:
Labor	—	53,971	20,127	—	(663)	73,435
Equipment rental	4,456	4,018	4,792	—	—	13,266
Equipment sales	—	1,924	1,664	—	(728)	2,860
Divisional operating expenses	11	5,820	683	—	—	6,514
Intercompany operating expenses	—	6,307	53	—	(6,360)	—

Total operating expenses	4,467	72,040	27,319	—	(7,751)	96,075

Gross profit	1,840	19,159	11,632	—	827	33,458
Selling and administrative expenses	6,740	9.927	5,637	—	—	22,304

Operating income (loss)	(4,900)	9,232	5,995	—	827	11,154
Interest expense	9,447	2	—	1,647	—	11,096
Interest income	(71)	—	(5)	—	—	(76)
Intercompany interest	(115)	—	1,751	(1,636)	—	—
Foreign currency transaction (gain) loss	(3,057)	106	(102)	—	—	(3,053)
Redeemable preferred stock dividend expense	—	—	—	945	—	945
Equity in loss (income) of subsidiaries	—	—	—	(1,971)	1,971	—

Income (loss) before for income taxes	(11,104)	9,124	4,351	1,015	(1,144)	2,242
Income tax expense (benefit)	(4,072)	3,736	1,699	—	—	1,363

Net income (loss)	$(7,032)	$5,388	$2,652	$1,015	$(1,144)	$879

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$88,022	$33,729	$—	$(981)	$120,770
Equipment rental	—	32,782	16,510	—	—	49,292
Equipment sales	—	4,098	7,076	—	(1)	11,173
Intercompany revenue	8,534	—	—	—	(8,534)	—

Total revenues	8,534	124,902	57,315	—	(9,516)	181,235

Operating expenses:
Labor	—	75,387	30,188	—	(1,425)	104,150
Equipment rental	5,194	5,113	5,188	—	—	15,495
Equipment sales	—	2,806	4,457	—	(455)	6,808
Divisional operating expenses	(18)	7,690	1,998	—	—	9,670
Intercompany operating expenses	—	8,538	(4)	—	(8,534)	—

Total operating expenses	5,176	99,534	41,827	—	(10,414)	136,123

Gross profit	3,358	25,368	15,488	—	898	45,112
Selling and administrative expenses	9,539	11,105	9,820	—	—	30,464

Operating income (loss)	(6,181)	14,263	5,668	—	898	14,648
Interest expense	11,540	13	(9)	1,873	—	13,417
Interest income	68	(103)	(51)	—	—	(86)
Intercompany interest	(857)	—	2,730	(1,873)	—	—
Foreign currency transaction (gain) loss	(137)	126	352	—	—	341
Gain on interest rate and foreign currency rate swaps	559	—	—	—	—	559
Redeemable preferred stock dividend expense	—	—	—	1,589	—	1,589
Equity in loss (income) of subsidiaries	—	—	—	314	(314)	—

Income (loss) before income taxes	(17,354)	14,227	2,646	(1,903)	1,212	(1,172)
Income tax expense (benefit)	(4,968)	5,315	384	—	—	731

Net income (loss)	$(12,386)	$8,912	$2,262	$(1,903)	$1,212	$(1,903)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$201,911	$33,968	$—	$—	$235,879
Equipment rental	—	60,313	14,879	—	—	75,192
Equipment sales	—	7,899	3,379	—	(1,470)	9,808
Intercompany revenue	18,270	131	—	—	(18,401)	—

Total revenues	18,270	270,254	52,226	—	(19,871)	320,879

Operating expenses:
Labor	—	168,292	29,989	—	(2,644)	195,637
Equipment rental	13,876	7,169	5,635	—	—	26,680
Equipment sales	—	5,993	1,742	—	(1,771)	5,964
Divisional operating expenses	17	14,054	1,005	—	—	15,076
Intercompany operating expenses	—	18,270	131	—	(18,401)	—

Total operating expenses	13,893	213,778	38,502	—	(22,816)	243,357

Gross profit	4,377	56,476	13,724	—	2,945	77,522
Selling and administrative expenses	21,124	24,195	6,353	—	—	51,672

Operating income (loss)	(16,747)	32,281	7,371	—	2,945	25,850
Interest expense	23,329	41	5	4,765	—	28,140
Interest income	(219)	(1)	(15)	—	—	(235)
Intercompany interest	3,003	—	1,751	(4,754)	—	—
Foreign currency transaction (gain) loss	(3,057)	106	(102)	—	—	(3,053)
Redeemable preferred stock dividend expense	—	—	—	945	—	945
Equity in loss (income) of subsidiaries	—	—	—	136	(136)	—

Income (loss) before income taxes	(39,803)	32,135	5,732	(1,092)	3,081	53
Income tax expense (benefit)	(13,344)	12,308	2,181	—	—	1,145

Net income (loss)	$(26,459)	$19,827	$3,551	$(1,092)	$3,081	$(1,092)

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
Revenue:
Labor	$—	$269,054	$133,477	$—	$(1,609)	$400,922
Equipment rental	—	98,051	50,839	—	—	148,890
Equipment sales	—	12,819	20,814	—	(375)	33,258
Intercompany revenue	25,053	—	—	—	(25,053)	—

Total revenues	25,053	379,924	205,130	—	(27,037)	583,070

Operating expenses:
Labor	—	229,148	120,011	—	(4,344)	344,815
Equipment rental	15,457	14,748	14,148	—	—	44,353
Equipment sales	—	8,496	13,158	—	(1,283)	20,371
Divisional operating expenses	2	21,431	5,530	—	—	26,963
Intercompany operating expenses	—	25,053	—	—	(25,053)	—

Total operating expenses	15,459	298,876	152,847	—	(30,680)	436,502

Gross profit	9,594	81,048	52,283	—	3,643	146,568
Selling and administrative expenses	25,952	34,959	30,069	—	—	90,980

Operating income (loss)	(16,358)	46,089	22,214	—	3,643	55,588
Interest expense	33,901	14	—	5,445	—	39,360
Interest income	(88)	(112)	(62)	—	—	(262)
Intercompany interest	(2,554)	—	7,999	(5,445)	—	—
Foreign currency transaction (gain) loss	(3,025)	410	500	—	—	(2,115)
Gain on interest rate and foreign currency rate swaps	3,248	—	—	—	—	3,248
Redeemable preferred stock dividend expense	—	—	—	4,565	—	4,565
Equity in loss (income) of subsidiaries	—	—	—	(8,372)	8,372	—

Income (loss) before income taxes	(47,840)	45,777	13,777	3,807	(4,729)	10,792
Income tax expense (benefit)	(14,932)	17,395	4,522	—	—	6,985

Net income (loss)	$(32,908)	$28,382	$9,255	$3,807	$(4,729)	$3,807

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Restated)

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(12,817)	$43,572	$(2,310)	$—	$(339)	$28,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,728)	(6,048)	(3,002)	—	—	(22,778)
Proceeds from sales of used rental equipment	1,771	886	1,061	—	—	3,718
Payments for acquisitions	(217,626)	—	—	—	—	(217,626)

Net cash used for investing activities	(229,583)	(5,162)	(1,941)	—	—	(236,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,247)	—	—	—	—	(1,247)
Proceeds from long-term debt	185,153	—	—	—	—	185,153
Proceeds from redeemable preferred stock	—	—	—	30,000	—	30,000
Intercompany loans and advances	24,256	(38,344)	14,088	—	—	—
Capital investment	29,400	—	—	(29,400)	—	—
Payments of deferred financing fees	(4,996)	—	—	(600)	—	(5,596)
Payments on capital lease obligations	(248)	(66)	—	—	—	(314)

Net cash provided by (used for) financing activities	232,318	(38,410)	14,088	—	—	207,996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,082)	—	9,837	—	(339)	(584)
CASH AND CASH EQUIVALENTS, beginning of period	13,336	—	1,525	—	(453)	14,408

CASH AND CASH EQUIVALENTS, end of period	$3,254	$—	$11,362	$—	$(792)	$13,824

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Brand Services, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Brand Energy & Infrastructure Services, Inc.	Adjustments and Eliminations	Brand Energy & Infrastructure Services, Inc. Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used for) operating activities	$(19,628)	$68,829	$1,420	$—	$102	$50,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,321)	(9,817)	(13,398)	—	—	(54,536)
Proceeds from sales of used rental equipment	2,909	4,256	4,743	—	—	11,908
Payments for acquisitions	(31,939)	—	(3,054)	—	—	(34,993)

Net cash used for investing activities	(60,351)	(5,561)	(11,709)	—	—	(77,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,056)	—	—	—	—	(2,056)
Short-term bank borrowings	32,500	—	—	—	—	32,500
Payments of deferred financing fees	(2,540)	—	—	—	—	(2,540)
Intercompany loans and advances	56,133	(64,419)	8,286	—	—	—
Payments on capital lease obligations	(90)	(140)	—	—	—	(230)

Net cash provided by/(used for) financing activities	83,947	(64,559)	12,712	—	—	27,674

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,968	(1,291)	(2,003)	—	102	776
IMPACT OF FOREIGN CURRENCY RATES ON CASH AND CASH EQUIVALENTS	—	—	(71)	—	—	(71)
CASH AND CASH EQUIVALENTS, beginning of period	355	1,291	4,933	—	(269)	6,310

CASH AND CASH EQUIVALENTS, end of period	$4,323	$—	$2,859	$—	$(167)	$7,015

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q of Brand Energy & Infrastructure Services, Inc. and subsidiaries (the "Company") includes forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of the Company and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "believe," "estimate," "could," "expect," "future," "intend," "plan," "predict," "project," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

        These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this 10-Q, including the risks outlined under "Risk Factors," will be important in determining future results. Actual future results may vary materially as a result of various risks and uncertainties, including but not limited to:

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

Overview

        We believe we are the largest North American provider of scaffolding work access services, based on management's knowledge of the industry and publicly available information about our competitors. Work access services include design engineering, project management, labor for the erection and dismantlement of complex scaffolding systems and the associated equipment rental. Additionally, we provide concrete forming and shoring and specialty craft labor services. We primarily service North American energy-related markets, with clients in the refining, chemical, power generation, offshore oil production and other industries. In energy-related markets, our services support the ongoing maintenance, inspection and periodic overhauls ("turnarounds") of our customer's facilities. We also provide work access services associated with the construction of new facilities and the expansion or upgrading of existing sites. In the commercial and infrastructure markets, we support new construction and renovation projects, including for high-rise buildings, hospitals, airports, churches, bridges, dams and other construction and renovation projects throughout North America and in select international regions.

        Our work access service offerings facilitate access to our customer's tall and complex structures. The core of our work access business is comprised of work access services for ongoing maintenance at our customer's facilities, many of which we have serviced for over 20 years. In our forming and shoring business, we provide customized applications that support our customer's concrete formwork needs. Our modular formwork systems can be deployed more rapidly than custom-made forms, which we believe enables our customers to shorten construction times and thereby reduce labor costs. We also provide our customers with specialty craft labor services, including insulation, carpentry and safety services. We believe that providing these services strengthens our relationships with our core customer base and provides us with a source of revenues that requires no additional capital investment.

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

        In May 2006 we filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed initial public offering of our common stock. On September 22, 2006, we announced that, in connection with a review of our Form S-1 by the Securities and Exchange Commission, we would re-examine our previously issued financial statements for fiscal 2005 and prior years to determine if we had properly accounted for the $14.0 million write-off of scaffolding equipment that we had recorded in the fourth quarter of fiscal 2005. On November 1, 2006, we completed our review and concluded that we would restate our previously issued financial statements for fiscal 2005 and prior years because a portion of the $14 million charge does not apply to fiscal 2005 and was material to 2005 and prior period results.

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

  Effects of Changes in Interest Rates

        As of September 30, 2006, our total long-term indebtedness was $497.1 million of which approximately $289.5 million was subject to variable interest rates. If interest rates were to increase by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million.

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

Key Factors Affecting Our Results

  Revenues

        Our revenues consist of revenues from labor, equipment rental and equipment sales. We derive the bulk of our revenues from the labor services we provide in connection with the rental of scaffolding equipment. We generally rent equipment under month-to month rental contracts. We provide services, such as the erection and dismantling of scaffolding or forming and shoring units under both price-per-unit and time-and-materials contracts. We typically provide work access services for ongoing maintenance at our customer's facilities, many of which we have serviced for over 20 years. Turnarounds occur every one to four years depending on the industry and the type of turnaround being performed. Although some turnarounds may be postponed for a period of time, they are a necessary component of maintaining industrial facilities and are required to ensure the safe and efficient operation of these facilities. While the postponement of scheduled turnarounds causes fluctuations in our quarterly and annual results, ongoing maintenance and turnarounds provide stable and recurring revenues. Historically, approximately 75% of our revenues have been attributable to serving the industrial market with ongoing maintenance, turnarounds and capital projects of industrial facilities.

        We derive incremental revenues by providing specialty craft services, such as carpentry, insulation and safety services. We also periodically sell new scaffolding and concrete forming and shoring equipment to third parties.

  Operating Expenses

        Our operating expenses consist of the cost of labor, the cost of equipment rental revenues, the cost of equipment sales, and divisional operating expenses, the most significant of which is the cost of labor. The cost of labor as a percentage of operating expenses was 79.4%, 80.3% and 78.7% for fiscal years 2003, 2004 and 2005, respectively, and 80.4% and 79.0% for the nine months ended September 30, 2005 and 2006, respectively. The cost of labor consists of salaries and related payroll expenses that we pay to our employees who provide our work access and forming and shoring services. In periods of high demand for our services, we may supplement our permanent workforce with as many as 5,000 temporary workers. During periods of intense competition for such temporary workers, our cost of labor increases. For example, a tightening labor market along the Gulf Coast and in Western Canada increased our cost of labor in recent periods. Insurance and related expenses represent a significant component of our cost of labor. In 2005 our insurance costs of $10.6 million represented 3.6% of our cost of labor. If our insurance premiums or related costs rise significantly in the future, our profitability could be reduced.

        The cost of equipment rental, the cost of equipment sales and divisional operating expenses represented 12.1%, 2.7% and 6.5%, respectively of our operating expenses for the year ended December 31, 2005 and 10.2%, 4.7% and 6.2%, respectively, of our operating expenses for the nine months ended September 30, 2006. The cost of equipment rentals principally consists of depreciation expense and the costs to transport our rental equipment to and from our customer sites. The cost of equipment sales consists of our purchase costs of the equipment sold. Divisional operating expenses are the costs to staff and operate our field locations. These costs tend to vary directly with total revenues.

  Gross Margin

        We use the gross margin percent (gross profit divided by revenues) of each of our revenue sources as a factor in monitoring the profitability of our business. Because we price our services as a function of our estimated costs, we expect our gross margin to be relatively stable despite the variable cost of labor. Consequently, we expect that our labor revenues will vary directly with our cost of labor. Nevertheless, although our contracts typically provide for re-pricing on an annual basis, volatility in our variable costs, principally the cost of labor, may have a short term impact on our gross margin to the extent that pricing adjustments cannot be made immediately to reflect such increased costs.

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

  (Gain) Loss on Interest Rate and Foreign Currency Swaps

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

  Foreign Currency Transaction (Gain) Loss

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

  Workers' Compensation and Health Benefit Claims

        As part of our ongoing business, we make payments on claims for workers' compensation and health benefits. We have purchased insurance coverage for large claims. We estimate our future workers' compensation and health benefit liabilities using actuarial methods based upon historical data for payment patterns, cost trends, utilization of healthcare services and other relevant factors. These liabilities take into account incurred but not reported (IBNR) claims. While we believe our estimated liabilities for workers' compensation and health benefit claims of $17.6 million as of September 30, 2006, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from our actual future liabilities related to workers' compensation and health benefit claims.

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

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.

        Given the lack of a public market for our common stock and for the ownership units of Brand LLC, during 2005 we engaged an independent valuation specialist to determine the fair value of the Brand LLC ownership units on a retrospective basis for each quarter of 2005. We recognized that the purchase of Aluma was a milestone event in the history of our company that increased the value of our common stock and the Brand LLC ownership units. In establishing the estimates of fair value, the specialist considered the guidance set forth in the AICPA Practice Guide, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation" and made retrospective determinations of fair value.

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

        As further described in note 15 to our condensed consolidated financial statements, certain of the Brand LLC ownership units have performance-based vesting provisions related to the value of our company. The determination date for the vesting of these units is the earlier of (i) a liquidity event as defined in Brand LLC's limited liability company agreement or (ii) December 31, 2009. In determining compensation expense related to performance-based Brand LLC ownership units, based upon our estimates of the fair value of our company, we estimated that 16.7% of these units would vest upon a liquidity event or at December 31, 2009. If the value of our company is actually higher than our estimates at either of these dates, the actual number of performance-based units that vest could be higher than our estimate. As a result, we would record additional compensation expense related to these units if we determine that we need to change our estimate of vesting percentages.

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

        In May 2006, we initiated the process of an initial public offering ("IPO") of our common stock. If we are successful in completing this process, we expect to record a significant charge to earnings as of the date of the completion of the IPO for compensation expense related to these Brand LLC ownership units for the following reasons:

    •
    The IPO transaction contemplated in the Form S-1 which we filed with the Securities and Exchange Commission constitutes a liquidity event as defined in Brand LLC's limited liability company agreement. As a result, all Brand LLC time-based ownership units vest 100% as of the date of the liquidity event. As a result, we must adjust our estimate of the time-frame for vesting of these units.

    •
    The IPO transaction accelerates the date of determination of vesting of the performance-based Brand LLC ownership units. As a result, we must adjust our estimates of vesting percentages and the time-frame for vesting of the performance-based Brand LLC ownership units.

Acquisitions

        On July 29, 2005, we purchased substantially all of the operations and the net operating assets of Aluma. The purpose of the transaction was to expand our market position in Canada and obtain entry into the forming and shoring business. The results of Aluma are included in our consolidated financial statements from July 29, 2005. The aggregate purchase price for Aluma was $241.4 million, consisting of purchase price and acquisition related costs of $217.6 million and assumed liabilities of $23.8 million. The acquisition was principally financed through borrowings under our credit facility (See note 11 to our condensed consolidated financial statements), and through the issuance of our redeemable preferred stock (See note 12 to our condensed consolidated financial statements). In connection with the acquisition, we recorded goodwill of $45.0 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

        On August 3, 2006, we purchased substantially all of the operations and the net operating assets of Interstate. The purpose of the transaction was to expand the Company's geographic presence on the West Coast, the Mid-West, and the Northeast and to augment the Company's customer base in the oil refining and utilities industries. The results of Interstate are included in our consolidated financial statements from August 3, 2006 through September 30, 2006. The aggregate purchase price for Interstate was $34.7 million, consisting of purchase price and acquisition related costs of $31.7 million and assumed liabilities of $3.0 million. The acquisition was principally financed through borrowings on the revolving facility under our credit facility (See note 11 to our condensed consolidated financial statements). In connection with the acquisition, we recorded goodwill of $7.4 million based upon the allocation of the excess of the purchase price over the net fair value of the assets acquired.

Change in Accounting Principle

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.

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

Results of Operations

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

        Revenue. Total revenues increased to $181.2 million for the three months ended September 30, 2006 from $129.5 million for the three months ended September 30, 2005, which represented an increase of $51.7 million or 39.9%. The increase in revenues was principally attributable to the acquisitions of Aluma and Interstate, which accounted for $31.2 million, or 60.3%, of this increase, and strong demand for work access and forming and shoring solutions in all of our markets in 2006. Our revenues derived from the refinery and utility market increased $16.0 million from the same period in the prior year driven by increased turnaround and new construction activity particularly in the southeast and southwest as well as northern United States. The Commercial market increased $4.4 million compared to the same prior year period driven by strong growth in forming and shoring.

        Gross Profit. Gross profit for the three months ended September 30, 2006 was $45.1 million or 24.9% of revenues compared to 2005 gross profit of $33.5 million or 25.8% of revenues. The acquisitions of Aluma and Interstate accounted for $8.0 million of this increase.

        Gross profit on labor services for the three months ended September 30, 2006 increased 20.7% to $16.6 million or 13.8% of labor revenues as compared to the three months ended September 30, 2005 gross profit on labor services, which was $13.8 million or 15.8% of labor revenues. The acquisitions of Aluma and Interstate accounted for $1.4 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 41.8% to $33.8 million in 2006 or 68.6% of equipment revenues as compared to 2005 gross profit on equipment rentals of $23.8 million or 64.2% of equipment rental revenues. The acquisitions of Aluma and Interstate accounted for $6.8 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 5.1% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 9.6% between years. Divisional operating costs increased 48.4% to $9.7 million in 2006 or 5.3% of total revenues as compared to 2005 divisional operating costs of $6.5 million or 5.0% of total revenues. The acquisitions of Aluma and Interstate accounted for $1.4 million of the increases in divisional operating costs.

        Selling and Administrative Expenses. Selling and administrative expenses increased $8.2 million to $30.5 million for the three months ended September 30, 2006. The acquisitions of Aluma and Interstate accounted for $5.0 million of the increase. Selling and administrative expenses also increased as a result of increases in compensation expense of $0.9 million, travel expense of $0.4 million and bonus and sales commission expenses of $0.4 million.

        Operating Income. As a result of the factors discussed above, operating income increased by $3.5 million to $14.6 million for the three months ended September 30, 2006 from $11.1 million for the three months ended September 30, 2005.

        Interest Expense. Interest expense increased by $2.3 million to $13.4 million for the three months ended September 30, 2006, from $11.1 million for the three months ended September 30, 2005. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility, the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

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

        Foreign Currency Transaction (Gain) Loss. On July 29, 2005 Brand Services borrowed CDN$70.3 million under our credit facility to fund the acquisition of Aluma. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From June 30, 2006 to September 30, 2006, the U.S. dollar strengthened against the Canadian dollar resulting in a foreign currency transaction loss of $0.3 million.

        (Gain) Loss on Interest and Foreign Currency Rate Swaps. During the second half of 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure in connection with our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the three months ended September 30, 2006, we recorded a loss of $0.9 million on our interest rate swaps and a gain of $0.3 million on our currency swaps.

        Provision for Taxes. For the three months ended September 30, 2006, we recorded a tax provision of $0.7 million on a pre-tax loss of $1.2 million. The provision for income taxes was recorded at an effective rate of 60.8% for the three months ended September 30, 2005. The primary reason for the increase in the effective tax rate is that we reported a pretax loss of $1.2 million for the three months ended September 30, 2006 versus pretax income of $2.2 million for the three months ended September 30, 2005. As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in Note 16 to our consolidated financial statements.

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

        Revenue. Total revenues increased to $583.1 million for the nine months ended September 30, 2006 from $320.9 million for the nine months ended September 30, 2005, which represented an increase of $262.1 million or 81.7%. The increase in revenues was principally attributable to the acquisitions of Aluma and Interstate, which accounted for $205.9 million, or 78.5%, of this increase, and strong demand for work access solutions in all of our markets in 2006. Our revenues derived from the refinery and utility market increased $45.7 million from the same period in the prior year driven by increased turnaround and new construction activity. The Commercial market also grew $10.5 million driven by continued strength in new construction and renovation work, particularly in the southeast and western United States.

        Gross Profit. Gross profit for the nine months ended September 30, 2006 was $146.6 million or 25.1% of revenues compared to 2005 gross profit of $77.5 million or 24.2% of revenues. The acquisitions of Aluma and Interstate accounted for $57.3 million of this increase.

        Gross profit on labor services for the nine months ended September 30, 2006 increased 39.4% to $56.1 million or 14.0% of labor revenues as compared to the nine months ended September 30, 2005 gross profit on labor services, which was $40.2 million or 17.1% of labor revenues. The acquisitions of Aluma and Interstate accounted for $11.6 million of 2006 labor gross profit. The decrease in labor gross margin percentage was principally due to the Aluma acquisition and higher than normal labor costs in the Gulf Coast region. Gross profit on equipment rentals increased 115.5% to $104.5 million in 2006 or 70.2% of equipment revenues as compared to 2005 gross profit on equipment rentals of $48.5 million or 64.5% of equipment rental revenues. The acquisitions of Aluma and Interestate accounted for $46.0 million of 2006 equipment gross profit. The increase in gross margin on equipment rental was driven by the Aluma acquisition and a 12.2% increase in equipment rental revenues in our existing business while total equipment rental costs for our existing business decreased 3.2% between years. Divisional operating costs increased 78.8% to $27.0 million in 2006 or 4.6% of total revenues as compared to 2005 divisional operating costs of $15.1 million or 4.7% of total revenues. The acquisitions of Aluma and Interstate accounted for $8.6 million of the increases in divisional operating costs.

        Selling and Administrative Expenses. Selling and administrative expenses increased $39.3 million to $91.0 million for the nine months ended September 30, 2006. The acquisitions of Aluma and Interstate accounted for $31.7 million of the increase. Selling and administrative expenses also increased as a result of increases in travel expenses of $1.0 million, bonus and sales commission expenses of $2.8 million, and legal, and audit and consulting expenses of $0.7 million.

        Operating Income. As a result of the factors discussed above, operating income increased by $29.7 million to $55.6 million for the nine months ended September 30, 2006 from $25.9 million for the nine months ended September 30, 2005.

        Interest Expense. Interest expense increased by $11.2 million to $39.4 million for the nine months ended September 30, 2006, from $28.1 million for the nine months ended September 30, 2005. This increase was primarily due to the impact of higher interest rates on our outstanding senior debt under our credit facility, the interest expense in respect of the additional $185.0 million in senior debt under our credit facility drawn in connection with the acquisition of Aluma and the compounding effect of interest on our 13% senior subordinated pay-in-kind notes due 2013.

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

        Foreign Currency Transaction (Gain) Loss. On July 29, 2005 Brand Services borrowed CDN$70.3 million under the credit facility to fund the acquisition of Aluma. Simultaneously, Brand Services loaned CDN$132.0 million to its Canadian subsidiary to purchase the Canadian assets of Aluma. As a result of these transactions, Brand Services has a net receivable exposure of approximately CDN$61.7 million on which it recognizes currency gains and losses. From December 31, 2005 to September 30, 2006, the U.S. dollar weakened against the Canadian dollar by approximately 2.6% resulting in a foreign currency transaction gain of $2.1 million.

        (Gain) Loss on Interest and Foreign Currency Rate Swaps. During the second half of 2005 we entered into several interest and currency swaps to mitigate our interest rate exposure in connection with our variable interest rate debt and our currency rate exposure related to our investment in Aluma. We did not elect to treat these swap agreements as hedges under SFAS No. 133 and, accordingly, recorded mark-to-market gains and losses in net income. For the nine months ended September 30, 2006, we recorded a gain of $0.1 million on our interest rate swaps and a loss of $3.3 million on our currency swaps.

        Provision for Taxes. For the nine months ended September 30, 2006, the provision for income taxes was recorded at an effective rate of 64.7%. For the nine months ended September 30, 2005, we recorded a tax provision of $1.1 million on $0.1 million of pretax income. The primary reason for the change in the effective tax rate is that we reported pretax income of $0.1 million for the nine months ended September 30, 2005 versus pretax income of $10.8 million for the nine months ended September 30, 2006. As a result, the impact of nondeductible items had a significant impact on the effective tax rate in both years. We explain the differences between our effective tax rate and the federal statutory rate of 34% in greater detail in note 16 to our consolidated financial statements.

Liquidity and Capital Resources

        We have historically utilized cash flow from operations and borrowings under our amended credit facility to fund our operations, capital expenditures and working capital requirements. As of December 31, 2005 and September 30, 2006, we had working capital of $56.5 million and $23.0 million and cash of $6.3 million and $7.0 million, respectively. Our practices relating to working capital are similar to those of other industrial service providers. These practices include standard accounts receivable payment terms of 30 days to 60 days, with progress payments required and standard accounts payable payment terms of 30 days to 60 days. For the nine months ended September 30, 2005 and 2006, cash provided by operating activities was $28.1 million and $50.7 million, respectively.

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

        In July 2005, we amended our credit facility in connection with our acquisition of Aluma. Following such amendment, our amended credit facility provided for $287.0 million of term loans, a $50.0 million revolving loan facility, a $20.0 million letter of credit facility and a synthetic letter of credit facility of up to $15.0 million. Up to $20.0 million of the $50.0 million revolving loan facility may be used for additional letters of credit. As of December 31, 2005, we had no borrowings outstanding under the revolving portion of our amended credit facility and had total outstanding letters of credit of $34.3 million. As of September 30, 2006, we had borrowings of $32.5 million outstanding under the revolving portion of our amended credit facility and had total outstanding letters of credit of $34.4 million. In the period from July 2006 through September 30, 2006, we repaid the $20.1 million in borrowings under the revolving portion of our amended credit facility outstanding at June 30, 2006 with cash flow from operations. During this period, we also borrowed $32.5 million under the revolving portion of our amended credit facility to finance the acquisition of Interstate Scaffolding, Inc. as more fully described in footnote 5 of our unaudited consolidated condensed financial statements.

        On August 3, 2006 we further amended our amended credit facility to provide for, among other things, (i) an increase in the revolving loan facility to $100.0 million, (ii) the establishment of an uncommitted incremental term facility pursuant to which we will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $25.0 million and (iii) an amendment to the restrictions on acquisitions contained therein that would permit us to make acquisitions in an aggregate amount of up to $70.0 million during the 2006 fiscal year.

        Our amended credit facility contains financial and operating covenants, which require, among other things, that we maintain certain financial ratios, and imposes limitations on our ability to make capital expenditures, to incur indebtedness, and to pay dividends. The most significant of these covenants are as follows:

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

        As of December 31, 2005 and September 30, 2006, we were in compliance with the financial covenants contained in our credit facility. As of September 30, 2006, our interest coverage ratio was 2.72:1.00 compared to the minimum requirement of 1.75:1.00. As of September 30, 2006, our leverage ratio was 4.01:1.00 compared to the maximum allowable level of 6.00:1.00.

        If we consummate our proposed initial public offering of our common stock (the "proposed IPO") on or prior to December 31, 2006, the credit agreement will be amended to provide for, among other things, (i) an increase in the uncommitted incremental term facility pursuant to which we will be entitled to incur additional dollar-denominated term loans in an aggregate principal amount of up to $100.0 million and (ii) certain amendments to the financial covenants contained in our amended credit facility. If the proposed IPO is consummated, we anticipate that the proceeds thereof will be used in part to

        The interest rate on the term loans under our credit facility is variable. For the nine months ended September 30, 2005 and 2006, the weighted average interest rate on the term loans was 6.3% and 7.6%, respectively. For the nine months ended September 30, 2006, the weighted average interest rate for borrowings under the revolving portion of our credit facility was 9.1%.

        Our estimated interest payment obligation under our credit facility for 2006 is $22.5 million, including commitment and letter of credit fees. We are required to make semi-annual interest payments on our 12% senior subordinated notes in the amount of $9.0 million in April and October of every year until our 13% senior subordinated pay-in-kind notes due 2013 mature in October 2012. We are not required to begin making interest payments on the 13% senior subordinated pay-in-kind notes due 2013 until 2008, as these notes are pay-in-kind. If the proposed IPO is consummated, we anticipate that the proceeds thereof will be used in part to repurchase all of our outstanding 13% senior subordinated pay-in-kind notes due 2013 and 12% senior subordinated notes.

Cash Flows From Operating Activities

        Cash flows from operating activities were $28.1 million for the nine months ended September 30, 2005 compared to $50.7 million for the nine months ended September 30, 2006. The primary reasons for the increase is that we reported a net loss of $1.1 million for the nine months ended September 30, 2005 versus net income of $3.8 million for the nine months ended September 30, 2006. In addition, the percentage of total accounts receivable over 90 days past due decreased from 17.2% at December 31, 2005 to 13.0% at September 30, 2006.

Cash Flows Used in Investing Activities

        During 2005 we acquired substantially all of the operations and operating assets of Aluma. The aggregate purchase price for Aluma was $241.4 million, consisting of the purchase price and acquisition related costs of $217.6 million and assumed liabilities of $23.8 million. During 2006, we purchased substantially all of the assets and operations of Interstate. The aggregate purchase price for Interstate was $34.7 million, consisting of purchase price and acquisition related costs of $31.7 million and assumed liabilities of $3.0 million. In addition, we purchased certain of the assets and customers of a Canadian concrete forming and shoring business for $3.1 million.

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

        Capital expenditures for the nine months ended September 30, 2006 were $54.5 million compared to $22.8 million for the same period in 2005. Capital expenditures for the nine months ended September 30, 2006 were significantly higher than for the same period in 2005 due to (i) additional capital expenditure requirements of the Aluma operations we acquired and (ii) increased expansion capital expenditures required to meet anticipated increased demand for our services.

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

        During the first six months of 2006, we borrowed $20.1 million under the revolving loan facility of our credit facility to finance the growth in working capital requirements resulting from the growth in our business. We repaid these borrowings during the third quarter of 2006. On August 3, 2006, we borrowed $32.5 million under the revolving loan facility of our credit facility to finance the acquisition of Interstate.

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

Free Cash Flow

        Free cash flow (cash flows from operations less net capital expenditures) was $9.0 million and $8.1 million for the nine months ended September 30, 2005, and 2006, respectively. The decline in free cash flows from 2005 to 2006 is principally due to the fact that we increased our net capital expenditures to $28.7 million in 2006 from $10.9 million in 2005 to meet anticipated increased demand for our services.

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

Off-Balance Sheet Arrangements

        As security for our performance to insurers, we were contingently liable under letters of credit in the amount of $34.4 million at September 30, 2006. These letters of credit generally have no scheduled expiration date. We pay fees to various banks that range from 3.25% to 4.25% per annum of their face value. If we were required to replace outstanding letters of credit as of September 30, 2006, management believes that the replacement cost would not vary significantly from the present fee structure.

Contractual Obligations

        The following is a summary of payments due under our contractual cash obligations as of September 30, 2006:

	Payments due in
	Total	2006 (1)	2007	2008	2009	2010	After 2010
	(in thousands)
Term loan principal	$289,483	$733	$2,931	$2,931	$2,931	$2,931	$277,026
Expected interest payments on term loan(2)	113,921	5,485	21,801	21,579	21,357	21,133	22,566
12% senior subordinated notes principal	150,000	—	—	—	—	—	150,000
Expected interest payments on 12% senior subordinated notes	117,000	9,000	18,000	18,000	18,000	18,000	36,000
13% senior subordinated pay-in-kind notes principal	57,616	—	—	—	—	—	57,616
Expected interest payments on 13% senior subordinated pay-in-kind notes	59,290	—	—	8,538	8,538	8,538	33,676
Redeemable preferred stock	36,902	—	—	—	—	—	36,902
Expected dividends on redeemable preferred stock	117,424	—	—	—	—	—	117,424
Operating leases	12,197	2,350	4,677	2,390	1,643	697	440
Notes payable and capital leases	796	297	297	202	—	—	—

Total contractual cash obligations	$954,629	$17,865	$47,706	$53,640	$52,469	$51,299	$731,650

(1)
Last quarter of 2006.

(2)
The interest rate on the term loan under our credit facility is floating. For purposes of this table we are using the September 30, 2006 interest rate of 7.6% for all periods. Also, we have the option to make voluntary prepayments on the term loan and are required by the credit facility to make prepayments equal to 50% of the free cash flow generated in each year as defined in the credit facility. For purposes of this table we have not attempted to estimate what, if any, prepayments might be made throughout the life of the term loan.

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

        In April 2005, the SEC issued FR-74, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment" ("FR-74"). FR-74 allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (January 1, 2006 for us), instead of the next reporting period that begins after September 15, 2005. FR-74 does not change the accounting required by SFAS No. 123R; it only changes the implementation date of the standard.

        We adopted SFAS No. 123R using the modified-prospective method on January 1, 2006 and as further discussed in note 14 to our consolidated financial statements, it did not have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151")

        In November 2004, the FASB issued SFAS No. 151, which amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" ("ARB No. 43"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be expensed rather than capitalized as inventory. The provisions of SFAS No. 151 are applicable to inventory costs incurred during fiscal years beginning after September 15, 2005 (as of January 1, 2006 for us) with earlier application permitted. We implemented SFAS No. 151 effective January 1, 2006, and it did not have a material impact on our financial condition, results of operations or cash flows.

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

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FASB Interpretation No. 48")

        In September 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the full impact of FASB Interpretation No. 48. However, we do not expect that it will have a material impact on our financial condition, results of operations or cash flows.

SFAS No. 157, "Fair Value Measurements" (SFAS 157)

        In September 2006, the FASB issued SFAS 157. SFAS 157 does not address "what" to measure at fair value; instead, it addresses "how" to measure fair value. SFAS 157 applies (with limited exceptions) to existing standards that require assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108)

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), which becomes effective for the Company for the year ended December 31, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings.

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

Interest Rate Risk

        We are exposed to interest rate risk related to changes in interest rates on our variable rate debt. At September 30, 2006, we held approximately $497.1 million of long-term debt, with approximately $289.5 million subject to variable interest rates. If interest rates increased by 100 basis points, our annualized cash interest expense would increase by approximately $2.9 million, not taking into consideration the effect of the interest rate swaps discussed below.

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

        As a result of the deficiencies discussed above, management, under the direction of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a- 15(e)) as of September 30, 2006. Based upon this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were ineffective as of September 30, 2006, due to the material weakness noted above.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a party to various legal proceedings and administrative actions, all of which are of an ordinary or of a routine nature incidental to our operations. In the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

        In February, May and June, 2006, U.S. Immigration and Customs Enforcement ("ICE") detained a total of 17 employees working in our Denver regional office after determining that such employees were not authorized to work in the United States. We terminated the detained workers and, after an internal review by company personnel in our Denver regional office, we terminated an additional 16 employees who were determined to have presented us with fraudulent identification documents. In addition, in connection with such actions, ICE requested that we provide it with I-9 immigration forms and copies of identification documents related to the detained workers and other workers in our Denver regional office. Following these events, we conducted a review of our policies and procedures regarding the hiring of new employees and engaged external legal counsel to conduct an investigation of hiring procedures and documentation in certain important branches in each region of the country where we operate. That review led to the termination of an additional two employees in our Denver and Dallas divisions. Based on the review of our policies and procedures, we believe that our policies, procedures and practices relating to the hiring of workers are designed to and are substantially effective in complying with the company's legal obligation to not knowingly hire undocumented workers.

        Nevertheless, following the completion of the investigation, we decided to institute a new training program designed to improve the detection of false employee identification documents. Going forward, identification documents presented to our company will be required to be examined by at least two employees who have been specially trained in the detection of false identification documents.

        We are subject to various environmental, health and safety laws and regulations governing, among other things, the storage, handling and use of hazardous materials, such as petroleum or asbestos; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. Compliance with environmental regulations has not had, and, assuming our future operations remain comparable to our current operations, we do not anticipate that such compliance in the future reasonably could have, any material effect on our capital expenditures, earnings or competitive position. We have not made in the past three years, and we do not anticipate making for the remainder of our current fiscal year, any material capital expenditures for environmental control facilities. We cannot assure you, however, that we, or the companies we acquired, including Aluma and Interstate, have been or will be at all times in complete compliance with applicable environmental, health and safety laws and regulations. Additionally, in connection with our acquisition activities, we may acquire properties that have environmental issues. While we intend to conduct customary environmental reviews on properties that we may acquire, there can be no assurance that such assessments will identify properties which do not comply with environmental regulations. If we or those companies or properties violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any and all consequences arising out of human exposure to such hazardous materials or other environmental damage. Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous material contamination. We cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous materials will not adversely affect our business, results of operations or financial condition.

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

BRAND ENERGY & INFRASTRUCTURE SERVICES, INC.
Date: November 13, 2006	By:	/s/ PAUL T. WOOD Paul T. Wood Chief Executive Officer and President
Date: November 13, 2006	By:	/s/ ANTHONY A. RABB Anthony A. Rabb Chief Financial Officer and Vice President, Finance

QuickLinks

EXPLANATORY NOTE
INDEX
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands except share and per share amounts)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands except share and per share amounts)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. AND SUBSIDIARIES Notes to the Condensed Consolidated Financial Statements (Unaudited) (in thousands except share and per share amounts)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2005 (Restated)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING BALANCE SHEET DECEMBER 31, 2005 (Restated)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2006
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2006
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (Restated)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (Restated)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (Restated)
BRAND ENERGY & INFRASTRUCTURE SERVICES, INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
SIGNATURES